Form 10-Q
period 1997-09-30
U S LIQUIDS INC
filed 1997-11-14
CIK 1041095

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997
                                    ------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to                  .
                                    -----------------    -----------------

Commission File Number: 001-13259

                                U S LIQUIDS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                            76-0519797
            --------                                            ----------
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification Number)

                   411 N. Sam Houston Parkway East, Suite 400
                             Houston, TX 77060-3545
                                  281-272-4500
  (Address and telephone number of registrant's principal executive offices)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     [X] Yes     [ ] No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                              [ ] Yes     [ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Common Stock, $.01 par value
                           7,205,285 shares as of November 14, 1997

                              U S LIQUIDS INC.
              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
                                                                            ----
 Item 1 -  Financial Statements:
           - Unaudited Condensed Consolidated Balance Sheets as
               of December 31, 1996 and September 30, 1997..................  4
           - Unaudited Consolidated Statements of Income for the
               three and nine month periods ended September 30,
               1996 and 1997................................................  5
           - Unaudited Consolidated Statements of Cash Flows for
               the nine month periods ended September 30, 1996
               and 1997.....................................................  6
 Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................  9

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings................................................. 16

 Item 2 - Changes in Securities and Use of Proceeds......................... 17

 Item 6 - Exhibits and Reports on Form 8-K.................................. 18

Signature................................................................... 19

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

       Introduction to Condensed Consolidated Financial Statements

The following condensed consolidated financial statements present the balance sheet, income statement and cash flow data of U S Liquids Inc. ("U S Liquids" or "The Company") which include financial statements of Mesa Processing, Inc. and related companies ("Mesa") and American Waste Water Inc. ("AWW").

U S Liquids Inc. was founded November 18, 1996, and effective December 13, 1996 acquired certain assets and assumed certain liabilities of Campbell Wells, L.P., and Campbell Wells NORM, L.P. (collectively, "Campbell Wells"), which are wholly owned subsidiaries of Sanifill, Inc. ("Sanifill") (referred to as the "Predecessor" to the extent of operations so acquired). On June 17, 1997, U S Liquids Inc. merged with Mesa and AWW through pooling-of-interests transactions ("Pooled Companies").

The Company is engaged in two areas of the industrial and commercial wastewater segment of the nonhazardous liquid waste industry: (i) the treatment and disposal of nonhazardous commercial waste ("NCW"), including the processing of NCW to recover finished products, and (ii) the treatment and disposal of nonhazardous oilfield waste ("NOW").

The 1996 Pro Forma Income Statement includes certain adjustments to the historical financial statements of the U S Liquids Inc. Predecessor, including adjusting depreciation expense to reflect purchase price allocations, recording interest expense to reflect the outstanding debt due to Sanifill, adjusting insurance expense consistent with the expenses for U S Liquids Inc. and the related income tax effects of these adjustments.

Operating results for the interim periods are not necessarily indicative of the results for the full year. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements of the Company and the notes thereto included in the Company's Registration statement on Form S-1 (File No. 333-34875), as filed with the Securities and Exchange Commission ("SEC"), dated August 19, 1997.

                                 US LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS
                                                                         December 31,   September 30,
                                                                            1996            1997
                                                                         -----------    -------------
                                                                                         (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                $ 5,604         $14,589
  Accounts receivable, less allowances of $265 and $237                      4,843           4,336
  Inventories                                                                  339             722
  Prepaid expenses and other current assets                                    764             514
                                                                           -------         -------
      Total current assets                                                  11,550          20,161

PROPERTY, PLANT & EQUIPMENT, net                                            34,582          35,256
DEFERRED INCOME TAXES                                                          186               -
OTHER ASSETS, net                                                              533             629
                                                                           -------         -------
      Total assets                                                         $46,851         $56,046
                                                                           -------         -------
                                                                           -------         -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current maturities of long-term obligations                              $ 5,817         $ 4,574
  Accounts payable                                                           2,984           1,867
  Accrued liabilities                                                        2,147           1,951
  Advances from stockholders                                                   465               -
                                                                           -------         -------
      Total current liabilities                                             11,413           8,392

LONG-TERM OBLIGATIONS, net of current maturities                            23,668          18,591
CELL PROCESSING RESERVE                                                      7,732           8,149
CLOSURE AND REMEDIATION RESERVES                                             2,500           2,500
DEFERRED INCOME TAXES                                                            -              67
                                                                           -------         -------
      Total liabilities                                                     45,313          37,699

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding
  Series A 72 percent cumulative preferred stock, $1.00 par value,
    10,000 shares authorized, 10,000 shares issued and outstanding              10               -
  Common stock, $.01 par value, 30,000,000 shares authorized,
    5,238,875 and 6,963,875 shares issued and outstanding                       52              70
  Additional paid-in capital                                                 1,379          15,546
  Retained earnings                                                             97           2,731
                                                                           -------         -------
      Total stockholders' equity                                             1,538          18,347
                                                                           -------         -------
      Total liabilities and stockholders' equity                           $46,851         $56,046
                                                                           -------         -------
                                                                           -------         -------

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                 US LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                             For the three months ended          For the nine months ended
                                                    September 30,                       September 30,
                                         ---------------------------------   ---------------------------------
                                           1996        1996         1997       1996        1996         1997
                                         --------   -----------   --------   --------   -----------   --------
                                         (Actual)   (Pro Forma)   (Actual)   (Actual)   (Pro Forma)   (Actual)
                                                       (1)                                  (1)
REVENUE                                   $3,597      $8,649       $9,619    $10,406       $23,075    $27,313

COST OF OPERATIONS                         3,070       5,450        6,088      8,931        15,583     17,411
                                          ------      ------       ------    -------       -------    -------
  Gross Profit                               527       3,199        3,531      1,475         7,492      9,902

SELLING, GENERAL, AND ADMINISTRATIVE
  EXPENSES                                   231         747        1,138        721         2,734      3,454

MERGER & POOLING EXPENSES                      -           -            -          -             -        400
                                          ------      ------       ------    -------       -------    -------

INCOME FROM OPERATIONS                       296       2,452        2,393        754         4,758      6,048

INTEREST EXPENSE                              82         554          499        173         1,508      1,367

OTHER EXPENSE (INCOME)                        (5)        (34)        (138)       (11)          (64)       130
                                          ------      ------       ------    -------       -------    -------

INCOME BEFORE INCOME TAXES                   219       1,932        2,032        592         3,314      4,551
                                          ------      ------       ------    -------       -------    -------

PROVISION FOR INCOME TAXES                    90         792          713        243         1,359      1,746
                                          ------      ------       ------    -------       -------    -------

NET INCOME                                $  129      $1,140       $1,319    $   349       $ 1,955    $ 2,805
                                          ------      ------       ------    -------       -------    -------
                                          ------      ------       ------    -------       -------    -------

NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE                   .08       $ 0.14       $ 0.18       .21        $  0.24    $  0.42
                                          ------      ------       ------    -------       -------    -------
                                          ------      ------       ------    -------       -------    -------

WEIGHTED AVERAGE COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING    1,700        8,055        7,330     1,700          8,055      6,726
                                          ------      ------       ------    -------       -------    -------
                                          ------      ------       ------    -------       -------    -------

      The accompanying notes are an integral part of these condensed consolidated financial statements.


                                 US LIQUIDS INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                             1996        1997
                                                           -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   349     $ 2,805
  Adjustments to reconcile net income to net
    cash provided by operating activities-
    Depreciation and amortization                              239       2,007
    Gain on Sale of Assets                                       -         (27)
    Deferred income tax provision (benefit)                    (42)        253
    Changes in operating assets and liabilities-
      Accounts receivable                                      (48)        507
      Inventories                                              (14)       (383)
      Prepaid expenses and other current assets                 (6)        250
      Other assets                                             (54)       (109)
      Accounts payable and accrued liabilities                 275      (1,334)
      Closure, remediation and cell processing
        reserves                                                 -         417
                                                           -------     -------
          Net cash provided by operating actvities             699       4,386
                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property, plant and equipment                (1,459)     (2,744)
  Proceeds from sale of assets                                   -         101
  Net cash paid for acquisitions                               (16)          -
                                                           -------     -------
          Net cash used in investing activities             (1,475)     (2,643)
                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on advances from stockholders                       (61)       (465)
  Proceeds from issuance of long-term obligations            1,018         198
  Prinicipal payments on long-term obligations                (189)     (6,518)
  Interest accrued on related-party notes payable               42          37
  Preferred stock dividends paid                                 -         (16)
  Payments to retire preferred stock                             -         (10)
  Initial Public Offering of common stock                        -      14,187
  Distributions equal to the current income taxes of
    the limited liability corporation                            -        (171)
                                                           -------     -------
          Net cash provided by financing activities            810       7,242
                                                           -------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                       34       8,985
                                                           -------     -------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                           39       5,604
                                                           -------     -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                            $    73     $14,589
                                                           -------     -------
                                                           -------     -------

SUPPLEMENTAL DISCLOSURES:
        Cash paid for interest                             $   161     $ 1,736
        Cash paid for income taxes                               -       1,825
        Assets acquired under capital leases                     -          46

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               U S LIQUIDS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

2.   PRO FORMA ADJUSTMENTS

The computation of net income per common and common equivalent share for the three and nine months ended September 30, 1996 is based upon 1,700,000 shares which represents the shares issued in connection with the acquisition of the pooled companies.

The unaudited pro forma financial data present certain financial information for the Company as adjusted for (i) the effects of the Campbell Wells Acquisition as if it had occurred on January 1, 1996 and certain pro forma adjustments to the historical financial statements of the Predecessor, including adjusting depreciation expense to reflect purchase price allocations, recording interest expense to reflect the outstanding debt due to Sanifill, adjusting insurance expense consistent with the expenses for the Company and the related income tax effects of these adjustments, and (ii) the sale of 1,725,000 shares of Common Stock in the the Companies initial public offering and the application of the net proceeds therefrom.

3.   NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

The computation of pro-forma net income per common and common equivalent share for the three and nine months ended September 30, 1996 is based upon 8,054,906 shares which include (i) 3,538,875 shares issued at the formation of U S Liquids Inc., (ii) 1,700,000 shares issued to the stockholders of the Mesa Companies and AWW in conjunction with their acquisitions, (iii) 1,725,000 shares issued in connection with the Companies initial public offering and (iv) 1,091,031 shares representing the effect of outstanding warrants and options to purchase common stock, using the treasury stock method.

The computation of net income per common and common equivalent share for the three months ended September 30, 1997 is based upon 7,330,423 shares which include (i) 3,538,875 shares issued at the formation of U S Liquids Inc.,
(ii) 1,700,000 shares issued to stockholders of the Mesa Companies and AWW in conjunction with their acquisitions, (iii) the weighted average portion of 1,725,000 shares issued in connection with the Companies initial public offering, and (iv) 1,333,593 shares representing the effect of outstanding warrants and options to purchase common stock, using the treasury stock method.

The computation of net income per common and common equivalent share for the nine months ended September 30, 1997 is based upon 6,726,023 shares which include (i) 3,538,875 shares issued at the formation of U S Liquids Inc.,
(ii) 1,700,000 shares issued to stockholders of the Mesa Companies and AWW in conjunction with their acquisitions, (iii) the weighted average portion of 1,725,000 shares issued in connection with the Companies initial public offering, and (iv) 1,229,287 shares representing the effect of outstanding warrants and options to purchase common stock, using the treasury stock method.

Fully diluted net income per common and common equivalent share is equal to primary earnings per share for all periods presented.

NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No.128, "Earnings Per Share." SFAS No. 128 revises the methodology to be used in computing earnings per share
(EPS) such that the computations required for primary and fully diluted EPS are to be replaced with "basic" and "diluted" EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted EPS is computed in the same manner as fully diluted EPS, except that, among other changes, the average share price for the period is used in all cases when applying the treasury stock method to potentially dilutive outstanding options.

The Company will adopt SFAS No. 128 effective December 15, 1997, and will restate EPS for all periods presented. The company anticipates that the amounts reported for basic EPS for the unaudited pro forma nine months ended September 30, 1996 and the unaudited nine months ended September 30, 1997 will be $.028 and $0.51. The Company anticipates that the amounts reported for diluted EPS for the unaudited pro forma nine months ended September 30, 1996 and the unaudited nine months ended September 30, 1997 will be $0.24 and $0.42.

4.   INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1996 and September 30, 1997, consisted of finished grease products of $265,000 and $610,105 respectively, and unprocessed grease of $74,000 and $111,444 respectively. Cost is determined using the first-in, first-out
(FIFO) method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

     The Company is engaged in two areas of the industrial and commercial wastewater segment of the nonhazardous liquid waste industry: the treatment and disposal of nonhazardous commercial waste ("NCW"), including the processing of NCW to recover finished products, and the treatment and disposal of nonhazardous oilfield waste ("NOW"). On December 13, 1996, the Company acquired its NOW treatment and disposal operations from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as the "Predecessor" to the extent of the operations so acquired), which are wholly-owned subsidiaries of Sanifill, Inc. ("Sanifill"). In June 1997, the Company acquired Mesa Processing, Inc., T&T Grease Service, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa Companies") and American WasteWater, Inc. ("AWW") in mergers which were accounted for under the pooling-of-interests method of accounting. The following discussion addresses the historical results of operations and financial condition of the Company as shown in the unaudited consolidated financial statements for the three-month and nine-month periods ended September 30, 1996 and 1997 and, to the extent necessary to better analyze the Company's consolidated results of operations, the pro forma combined operating results of the Company for the three-month and nine-month periods in 1996, which include the historical results of operations of the Predecessor.

     On October 1, 1997, the Company acquired Re-Claim Environmental, Inc. ("Re-Claim Texas"), Re-Claim Environmental Louisiana LLC ("Re-Claim LA") and A&B Enterprises, Inc. ("A&B"). Re-Claim Texas was acquired in exchange for 241,410 shares of common stock. The Company purchased Re-Claim LA for approximately $2.5 million and agreed to pay additional amounts in 1998 through 2002 if Re-Claim LA's pre-tax earnings exceed predetermined levels. The Company purchased A&B for $750,000. Re-Claim Texas treats NCW in the Houston market while Re-Claim LA provides NCW treatment and disposal services at a facility located at the Port of Shreveport-Bossier on the Red River in Louisiana. A&B collects used cooking oil and other food processing residuals in the Dallas-Fort Worth area. The acquisition of Re-Claim Texas will be accounted for under the pooling-of-interests method of accounting while the other two acquisitions will be treated as purchases. The results of operations of these three companies are not included in the Company's operating results for the periods discussed.

     Revenues from NCW operations are derived from two principal sources: the sale of finished products (fats, oils and feed proteins processed and recovered from NCW) and tipping and collection fees received for treating and disposing of NCW. Prices of finished products fluctuate approximately in proportion to the prices of such products as reported by commodity pricing services. Finished products are sold primarily to customers in Mexico. Because substantially all of the Company's NCW operations are conducted in the United States and foreign sales are denominated and paid in U.S. dollars, the Company is generally not subject to direct foreign exchange gains and losses. Although such currency risk is borne by the Company's customers, foreign exchange rate fluctuations could affect the Company's business by making its products more expensive. The Company does not believe that fluctuations in the Mexican peso and other foreign currencies have materially impacted its business in the past. NCW tipping and collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with treating the waste and competitive factors.

     NOW revenues are derived from fees charged to customers for treating and disposing of NOW. These fees are based on the volume in barrels of waste delivered by a customer and the composition of the waste. Currently, such fees range from $.40 per barrel for salt water to $10.25 per barrel for oil-based drilling fluids; however, as of July 31, 1997, the market price for treatment and disposal of NOW consisting primarily of oil, grease, chlorides and heavy metals found in water-based and oil-based drilling fluids ranged from $6.75 to $10.25 per barrel, depending upon the makeup of the NOW. Accordingly, the Company believes that total NOW revenues are a better indicator of performance than is the average fee charged. When waste is unloaded at a given site, the Company recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred with the treatment of the NOW in order to match revenues with their related costs. As treatment occurs, generally over nine to twelve months, the reserve is released as expenses are incurred.

     Newpark Resources, Inc. ("Newpark") is the largest customer of the Company's NOW operations, and accounted for approximately 43% of NOW revenues for the nine months ending September 30, 1997. Under the terms of a disposal agreement with Newpark (the "Disposal Agreement"), Newpark is obligated to deliver to the Company annually the lesser of (i) one-third of the barrels of NOW that Newpark receives for treatment and disposal in a designated territory and (ii) 1,850,000 barrels of NOW, in each case excluding saltwater. The contract price is $5.50 per barrel, adjustable semi-annually beginning June 30, 1998, with a price floor of $5.50. Although the contract price is lower than the price that the Company could obtain in the open market, Newpark's delivery obligations allow the Company to eliminate virtually all marketing and transfer expenses on NOW delivered under the Disposal Agreement. Accordingly, the Company's gross margin on this NOW volume generally is lower than the gross margin on NOW volume from customers other than Newpark, but the Company believes that operating margins on NOW volume from Newpark and other customers are comparable. The Company expects a disparity between the contract price and market price to continue for the duration of the Disposal Agreement. There is no absolute floor on the variable minimum delivery requirements under the Disposal Agreement and, therefore, a significant reduction in the volume of NOW generated in the territory or in Newpark's market share could materially adversely affect the Company's results of operations and its liquidity. Due to certain noncompete restrictions with Newpark related to offshore-generated NOW, the Company intends to focus its future marketing efforts toward inland generators of NOW. The Company believes that fees charged for services to inland generators will exceed those under the Disposal Agreement and, if its marketing efforts are successful, could improve both gross and operating margins.

     The Company anticipates that the NCW operations will represent a growing share of the Company's business and that the internal growth of the NCW operations will continue at a faster rate than the internal growth of NOW operations. Internal growth from NCW operations is expected to continue because of enactment of state-wide "full pump" regulations in Texas as well as recent and ongoing expansions of the Company's NCW processing and treatment facilities. In addition, the Company expects to focus its acquisition activity primarily in NCW-related businesses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Revenues increased to $9.6 million in the third quarter of 1997 as compared to $3.6 million in the third quarter of 1996. NOW operations are not included in results of operations for the third quarter of 1996. On a pro forma basis to reflect NOW operations in both periods, revenues for the third quarter of 1997 increased by 11.2% from pro forma revenues of $8.6 million in the third quarter of 1996. Of total revenues in the third quarter of 1997, NOW operations contributed 54.3%, NCW finished product sales contributed 34.9% and NCW tipping and collection fees contributed 10.8%. During the third quarter of 1996, pro forma revenues were derived 58.4% from NOW operations, 35.2% from finished product sales and 6.4% from NCW treatment and disposal (tipping and collection fees).

     Revenues for the third quarter of 1997 from NCW operations increased by 22.2% from the third quarter of 1996. Revenues from the sale of finished products increased by 10.2%, while revenues from NCW treatment and disposal increased by 88.2%. The average price per pound for finished product sales decreased by 16.0%, which was offset by a 31.3% increase in volume. The lower average price per pound and the increased volume in the third quarter of 1997 are due in part to the processing of lower-priced, higher-margin products from the South Texas processing facility which was purchased in September 1996. In addition, commodity prices were generally lower in the third quarter of 1997 as compared to the third quarter of 1996. The increase in NCW treatment and disposal revenues was attributable to a 190.4% increase in volume, most of which occurred at the Houston facility, reflecting the expanded permitted volume and waste capabilities of the facility and implementation of the "full pump" regulations in Houston.

     Revenues for the third quarter of 1997 from NOW operations increased by 3.4% from pro forma revenues during the third quarter of 1996. The Company received 1,117,000 barrels of NOW for treatment in the third quarter of 1997, a 3.1% decrease from the 1,153,000 barrels received on a pro forma basis during the third quarter of 1996, reflecting reduced deliveries by Newpark under the Disposal Agreement. Pro forma revenues in the 1996 and 1997 periods are not comparable because 1996 revenues from offshore-generated NOW reflect intercompany transfer prices established by Sanifill between its transfer station operations and the Predecessor while such revenues in 1997 reflect the price paid by Newpark under the Disposal Agreement. For the year, the Company expects total NOW revenues to be equal to or slightly higher than 1996 NOW revenue on a pro forma basis.

     GROSS MARGINS. The Company's gross margin increased to 36.7% in the third quarter of 1997 from 14.7% in the third quarter of 1996, reflecting the higher margin contribution of the NOW operations in the 1997 period. On a pro forma basis, gross margin in the third quarter of 1996 was 37.0%. NOW operations contributed 80.0% and 84.3% of the Company's actual and pro forma gross profits during the third quarters of 1997 and 1996, respectively.

     Gross margin in the NCW operations increased from 14.7% in the third quarter of 1996 to 16.1% in the third quarter of 1997. Improvement in the gross margin in NCW operations reflects the increased share of higher-margin NCW treatment and disposal operations. Gross margin on finished products improved due to relatively lower product costs and increased output of higher margin blends of finished products from the South Texas facility. The increase in the gross margin on NCW treatment and disposal was attributable to increased throughput at the Houston facility. Pro forma gross margin in the NOW operations decreased from 56.0% in the third quarter of 1996 to 54.1% in the third quarter of 1997 due primarily to increased benefits costs and facility expenses.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $1,138,000 in the third quarter of 1997 from $231,000 in the third quarter of 1996, as a result of the addition of the NOW operations in December 1996. Pro forma selling, general and administrative expenses increased by $391,000 from 8.6% of pro forma revenues in the third quarter of 1996 to 11.8% of pro forma revenues in the third quarter of 1997, primarily due to additional personnel and office expense at the corporate headquarters.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased to $361,000 in the third quarter of 1997 from $77,000 in the third quarter of 1996, primarily as a result of interest expense on debt incurred in acquiring the NOW division.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

     REVENUES. Revenues increased to $27.3 million in the first nine months of 1997 as compared to $10.4 million in the first nine months of 1996. NOW operations are not included in results of operations in the 1996 period. On a pro forma basis to reflect NOW operations in both periods, revenues for the first nine months of 1997 increased by 18.4% from pro forma revenues of $23.1 million in the first nine months of 1996. Of total revenues in the first three quarters of 1997, NOW operations contributed 55.5%, finished product sales contributed 33.7% and NCW tipping and collection fees contributed 10.8%. During the first three quarters of 1996, pro forma revenues were derived 54.9% from NOW operations, 38.6% from finished product sales and 6.5% from NCW treatment and disposal (tipping and collection fees). Re-Claim Texas, Re-Claim LA and A&B collectively generated revenues of approximately $5.0 million in 1996. Accordingly, the Company expects that the relative revenue contribution from NCW treatment and disposal will increase in future periods.

     Revenues for the first nine months of 1997 from NCW operations increased by 16.9% from the first nine months of 1996. Revenues from the sale of finished products increased by 3.3%, while revenues from NCW treatment and disposal increased by 97.4%. The average price per pound for finished product sales decreased by 9.6%, which was offset by a 14.3% increase in volume. The lower average price per pound is the result of fluctuating commodity prices during the second and third quarters of 1997 which were below the market prices experienced in 1996. The lower average price per pound and the increased volume in the first nine months of 1997 also are attributable to throughput from the South Texas processing facility. The increase in NCW treatment and disposal revenues was attributable to a 199.8% increase in volume, most of which occurred at the Houston facility, reflecting the expanded permitted volume and waste capabilities of the facility and implementation of the "full pump" regulations in Houston. The 1997 period also includes a full nine months of collection revenues from a NCW collection business acquired by the Company in March 1996.

     Revenues for the first nine months of 1997 from NOW operations increased by 19.6% from pro forma revenues during the first nine months of 1996. The Company received 3,361,000 barrels of NOW for treatment in the first nine months of 1997, a 24.4% increase over the 2,702,000 barrels received on a pro forma basis during the first nine months of 1996, primarily due to a large one-time delivery of NOW from a blown-out well in the second quarter and increased deliveries of inland-generated NOW. Off-shore generated NOW comprised 36% of volume during 1997 versus 52% of volume during 1996, reflecting increased in-land drilling activity in 1997.

     GROSS MARGINS. The Company's gross margin increased to 36.3% in the first three quarters of 1997 from 14.2% in the first three quarters of 1996, reflecting the higher margin contribution of the NOW operations in the 1997 period. On a pro forma basis, gross margin in the first nine months of 1996 was 32.5%. NOW operations contributed 77.8% and 80.2% of the Company's actual and pro forma gross profits during the first nine months of 1997 and 1996, respectively.

     Gross margin in the NCW operations increased from 14.2% in the first nine months of 1996 to 18.1% in the first nine months of 1997. Improvement in the gross margin in NCW operations reflects the increased share of higher-margin NCW treatment and disposal operations. Further improvements in gross margin of the NCW operations are expected as a result of the acquisitions of Re-Claim Texas and Re-Claim LA. Gross margin on finished products improved due to relatively lower product costs. The increase in the gross margin on NCW treatment and disposal was attributable to increased throughput at the Houston facility. Pro forma gross margin in the NOW operations increased from 47.3% in the first nine months of 1996 to 50.8% in the first nine months of 1997 due primarily to increased volumes as well as reductions in personnel costs as a percentage of revenue.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased to $3,854,000 in the first nine months of 1997 from $721,000 in the first nine months of 1996, as a result of the addition of the NOW operations in December 1996. Pro forma selling, general and administrative expenses increased by $1,120,000 from 11.8% of pro forma revenues in the first nine months of 1996 to 14.1% of pro forma revenues in the first nine months of 1997, primarily due to $400,000 of nonrecurring expenses in the second quarter associated with the acquisitions of the Mesa Companies and AWW and additional personnel and office expense at the corporate headquarters. The Company expects selling, general and administrative expenses to increase in relation to revenues due to additional expenses associated with being a public company.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased to $1,497,000 in the first nine months of 1997 from $162,000 in the first nine months of 1996, primarily as a result of interest expense on debt incurred in acquiring the NOW division.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $11,769,000 at September 30, 1997, compared to net working capital of $137,000 at December 31, 1996. Improvement in liquidity during the nine months reflects $4.4 million of net cash generated from operations during the period and completion of the Company's initial public offering in August 1997. Of the $14.6 million cash included in net working capital at the end of the third quarter, the Company used approximately $3.7 million after the end of the quarter to purchase and/or pay assumed indebtedness of Re-Claim Texas, Re-Claim LA and A&B.

     The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled principal payments on its debt obligations and capital leases, and planned capital expenditures. The Company anticipates that its net working capital requirements will increase by approximately $1 million during 1997 due to internal growth of its business.

     At the end of the third quarter, approximately $4.6 million of principal payments on debt obligations and capital leases were payable during the next twelve months. As a result of the acquisitions of Re-Claim Texas and Re-Claim LA, the Company incurred additional short-term debt of approximately $75,000.

     Capital expenditures for the next four quarters are budgeted at approximately $4.5 million. Of this amount, approximately $2.5 million is budgeted to be invested in equipment. The remaining amount is budgeted to be invested in the Company's NCW operations to increase capacity and comply with regulatory requirements.

     At September 30, 1997, the Company had a $2.5 million reserve to provide for the cost of future closures of landfarms. The amount of this unfunded reserve is based on the estimated total cost to the Company of closing the facilities as calculated in accordance with the applicable regulations. As required by applicable regulatory agencies, the company maintains financial assurance in the form of a letter of credit and/or bonds to assure that all waste will be treated and the facilities closed appropriately.

     The Company expects that the remaining net proceeds from its initial public offering, together with the cash flow which is expected to be generated by operations, will be sufficient to provide the Company's capital requirements for continuing operations for at least the next 12 months.

     The Company plans to pursue acquisitions of businesses in the nonhazardous liquid waste industry, and it is anticipated that additional capital will be required to pursue the Company's acquisition strategy. The Company anticipates using shares of its Common Stock for all or a substantial part of the consideration to be paid for future acquisitions. In addition, the Company may seek to raise additional capital through public or private debt or equity financing. In particular, the Company currently is negotiating a $50 million line of credit for general working capital purposes and to finance, in whole or in part, future acquisitions. The availability of these capital sources will depend upon prevailing market conditions, interest rates and the then existing financial position of the Company. Any such public or private debt must comply with the Company's agreements with Sanifill. In the event that the Common Stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company would be required to utilize more of its cash resources in order to continue its acquisition program. At the same time, the Company may be unable to raise additional capital due to market conditions. As a result, the timing of acquisitions over the longer term can be expected to be affected by prevailing market conditions. In addition, if the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of the Company's growth strategy would be adversely affected.

FORWARD LOOKING STATEMENTS

Statements of the Company's or management's intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, among other factors, changes in the regulatory environment in which the Company operates, changes in the level economic activity in markets served by the Company, the availability of capital to support the Company's growth strategy, the ability of the Company to execute it business plan, changes in the level of exploration and production of oil and gas, particularly in the Gulf Coast region, changes in the level of competition faced by the Company in each of its markets, the loss of business or inability to collect payment from one or more significant customers and the adverse resolution of pending litigation affecting the Company's landfarms.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     As previously reported, three lawsuits are pending against Campbell Wells concerning the Company's Landfarms in Louisiana. In the first lawsuit, the claims of 10 of the approximately 300 plaintiffs are scheduled for trial on May 12, 1998. The second lawsuit, which seeks unspecified monetary damages by one plaintiff, also is scheduled for trial on May 12, 1998. Reference is made to the Company's registration statement no. 333-30065 for a description of litigation pending against or concerning the property of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     SALES OF UNREGISTERED SECURITIES.

     On August 19, 1997, the Company granted to Michael P. Lawlor an option to purchase 300,000 shares of Common Stock at $9.50 per share under the Company's 1996 Incentive Stock Option Plan. Such option was issued in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     On August 25, 1997, the Company issued to each of Van Kasper & Company and Sanders Morris Mundy Inc. a warrant to purchase 56,250 shares of Common Stock at an exercise price of $11.40 per share as partial consideration for their services as managing underwriters of the Company's initial public offering. Such warrants were issued in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     On October 1, 1997, the Company acquired Re-Claim Environmental, Inc. in exchange for 241,480 shares of Common Stock, of which an aggregate of 168,987 shares were issued to John E. Tuma, Duane F. Herbst, A. Travis Campbell, Russell Reichert, Kenneth B. Holmes, R. L. Smothers and Rainbow Investment Company in an unregistered transaction. Such shares were issued in a private transaction exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.

     USE OF PROCEEDS. On August 19, 1997, registration statement no. 333-30065 was declared effective by the Securities and Exchange Commission. The registration statement registered 1,725,000 shares of Common Stock (including 225,000 shares to cover over-allotments) for sale by the Company at an initial offering price of $9.50 per share. Van Kasper & Company and Sanders Morris Mundy Inc. served as the managing underwriters in the offering. Gross proceeds from the sale of 1,725,000 shares at $9.50 per share and certain expenses incurred by the Company in the offering are as follows:

     Description
     -----------
     Gross proceeds                                  $16,387,500
     Underwriting discount           $1,188,094
     Underwriters' expenses             162,750
     Other expenses(1)                  849,656
     Total expenses(2)               ----------        2,200,500
                                                     -----------
     Net proceeds                                    $14,187,000

-------------------------
(1) Other expenses includes some estimated amounts.
(2) All expenses were paid to or for the account of persons other than officers, directors and stockholders of the Company.

     As of November 1, 1997, the net proceeds from the offering have been used by the Company as follows:

     Description
     Payment of AWW debt(1)                          $ 1,635,000
     Payment of Mesa debt(2)                           3,107,000
     Acquisition of Re-Claim Texas                       383,000
     Acquisition of Re-Claim LA                        2,766,000
     Acquisition of A&B                                  600,000
     Miscellaneous                                        35,000
     Temporary investments(3)                          5,661,000
                                                     -----------
     Total                                           $14,187,000

-------------------------
(1) Includes approximately $650,000 paid to the former stockholders of AWW, of which approximately $341,000 was paid to William H. Wilson, Jr., a key employee of the Company. Also includes approximately $985,000 paid to an unaffiliated lender on a debt guaranteed by Mr. Wilson.
(2) Includes approximately $241,000 paid to the brother-in-law of Thomas B. Blanton, an officer and director of the Company. Also includes approximately $114,000 of debt which was owed personally by Mr. Blanton and secured by real estate to be transferred to the Company.
(3) Funds are invested in commercial paper and short term bonds.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 No.     Description
-------  -----------
 2.1 Agreement and Plan of Reorganization, dated September 30, 1997, among U S Liquids Inc., U S Liquids/Reclaim Acquisition Corporation, Re-Claim Environmental, Inc., John E. Tuma, Duane F. Herbst,
         A. Travis Campbell, Russell Reichert, Kenneth B. Holmes, R. L. Smothers and Rainbow Investment Company in the acquisition of Re-Claim Environmental, Inc.
 2.2 Purchase of Membership Interest Agreement, dated September 30, 1997, among US Liquids Inc., Re-Claim Environmental Louisiana LLC, John E. Tuma and Reyncor Industrial Alcohol, Inc.
 2.3 Purchase and Sale of Assets Agreement, dated September 30, 1997, among T&T Grease Service, Inc., A&B Enterprises, Inc. and Ernest L. McCombs
 3.1 (1) Second Amended and Restated Certificate of Incorporation of
         US Liquids Inc.
 3.2 (1) Amended and Restated Bylaws of US Liquids Inc.
10.28(1) Financial Advisory Agreement, dated May 15, 1997, between US Liquids
         Inc. and Sanders Morris Mundy Inc. and supplemental letter dated
         July 10, 1997
10.33(1) Warrant Agreement, dated August 25, 1997, among US Liquids Inc.,
         Van Kasper & Company and Sanders Morris Mundy Inc.
10.40(1) Employment Agreement, dated July 2, 1997, between US Liquids Inc.
         and Michael P. Lawlor
10.42(1) Amendment No. 1 to Financial Advisory Agreement, dated August 18,
         1997, between US Liquids Inc. and Sanders Morris Mundy Inc.
27.1     Financial Data Schedule

-------------------------
(1) Incorporated by reference from the same numbered exhibit to Registration Statement No. 333-30065, as amended.


(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            US LIQUIDS INC.
                                            ---------------
                                            (Registrant)



Date: November 14, 1997                     /s/ Michael P. Lawlor
                                            ---------------------
                                            Michael P. Lawlor,
                                            Chairman and CEO



Date: November 14, 1997                     /s/ Earl J. Blackwell
                                            ---------------------
                                            Earl J. Blackwell,
                                            Chief Financial Officer