Form 10-K
period 1997-12-31
U S LIQUIDS INC
filed 1998-03-31
CIK 1041095

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _______________________ TO
                            ________________________

                       COMMISSION FILE NUMBER: 001-13259

                                U S LIQUIDS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                        76-0519797
   (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

         411 N. Sam Houston Parkway E., Suite 400 Houston, Texas 77060
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                  281-272-4500
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF SECURITIES                    EXCHANGES ON WHICH REGISTERED
----------------------------------          ------------------------------------
  Common Stock, par value $.01 per                  American Stock Exchange
                share

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes [X]

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.   Yes [X]   No [ ]

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Title Common Stock, par value $.01 per share      Outstanding 7,499,022 as of
March 26, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Part III -- Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

================================================================================

ITEM 1.  BUSINESS

     U S Liquids Inc. ("the Company") is a leading provider of services for the collection, processing, recovery and disposal of liquid wastes. The Liquid Waste Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams. The Oilfield Waste Division processes and disposes of oilfield waste generated in oil and gas exploration and production. Since its formation in November 1996, the Company has grown significantly by acquiring businesses engaged in various aspects of the liquid waste industry and by improving the operations and processing capabilities of its newly acquired facilities. As a result of its acquisition program and internal development, the Company has broadened its customer base and industry served and has expanded its geographic presence.

     The Company's executive offices are located at 411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545, and its telephone number is (281) 272-4500.

THE LIQUID WASTE INDUSTRY

     GENERAL. The Company is engaged in two segments of the liquid waste industry: the collection, processing, recovery and disposal of liquid waste and the processing and disposal of liquid waste generated in oil and gas exploration and production. The Company's Liquid Waste Division processes waste at facilities located in Louisiana and Texas. Certain of these facilities generate salable by-products, principally fats, oils and feed proteins, which are derived from waste streams and collected from generators by the Company and independent collection companies. The Oilfield Waste Division processes and disposes of exploration and production waste, which consists primarily of oil, grease, chlorides and heavy metals found in oil-based and water-based drilling fluids, as well as cuttings, saltwater, workover completion fluids, production pit sludges and soil containing these materials, at landfarms located in Louisiana and Texas.

     LIQUID WASTE DIVISION. At its 13 permitted liquid waste facilities, the Liquid Waste Division receives fees to collect, process and dispose of waste such as industrial and commercial wastewaters, grease trap and grit trap waste, and oil-contaminated water. The Company operates a fleet of vehicles to collect waste directly from over 11,000 generators and receives waste from independent transporters servicing thousands of additional generators. In addition, at certain of its facilities, the Company processes used cooking oil and other food processing residuals received from restaurants, meat processors, other food processors, grocery stores and other generators to recover by-products consisting of fats, oils and feed proteins which are sold for use as ingredients in livestock feed and chemicals.

     The Liquid Waste Division benefits from federal, state and local regulations prohibiting the disposal of used cooking oil, grease and grit trap waste and other waste in municipal collection and treatment systems. Although restaurants, food manufacturing and preparation facilities, car washes and other industrial operations have produced waste for years, regulations governing the management of liquid waste, and the enforcement of such regulations, have become increasingly stringent. For example, effective as of October 1993, Subtitle D of RCRA banned the disposal of untreated bulk liquid wastes in landfills.

     State and local regulations also have a significant impact on generators of grease and grit trap waste and other liquid waste. For example, effective in March 1997, the Texas Natural Resource Conservation Commission (the "TNRCC") implemented state-wide "full pump" regulations requiring 100% evacuation of all grease and grit traps and proper disposal of the full volume of each trap. The state-wide "full pump" regulations, together with similar "full pump" ordinances implemented by various municipalities, have increased demand for the services provided by the Company's processing facilities in Texas. The failure of governmental authorities to enforce such "full pump" regulations and ordinances could, however, diminish the demand for the Company's services.

     OILFIELD WASTE DIVISION. The Oilfield Waste Division processes and disposes of exploration and production waste at five landfarming and landfilling facilities located in Louisiana and Texas. During 1997, these facilities processed and disposed of approximately 4.5 million barrels of waste through the processes described in "Operations and Services Provided-Oilfield Waste Division" below. The Company processes waste to below prescribed regulatory levels and then transports the resulting material to on-site stockpile areas for storage.

     The market for oilfield waste processing and disposal results from waste produced in the drilling and production of oil and gas wells and governmental regulations governing its treatment and disposal. Louisiana, Texas and certain other oil and gas producing states have enacted comprehensive laws and regulations governing the proper management of waste. Under Louisiana and Texas regulations, if waste cannot be treated for discharge or disposed of at the well where it is generated, it must be transported to a permitted disposal facility. There are three primary alternatives for off-site processing and disposal of waste available to generators in the Gulf Coast: (i) landfarming and landfilling services, which the Company provides; (ii) underground injection; and (iii) processing and conversion of the waste into a reuse product. In addition, federal regulations restrict, and in some cases prohibit entirely, the discharge of waste into U.S. waters. Consequently, many operators of exploration and production facilities, including major and independent oil companies, are retaining third parties such as the Company to manage their waste on an ongoing basis.

     The Company believes that market conditions in the Gulf Coast oilfield waste disposal market are positive for the following reasons. First, offshore drilling, which currently generates a substantial portion of the oil field waste delivered to the Company, is strong. Second, the number of wells drilled to depths in excess of 15,000 feet has steadily increased in the Gulf of Mexico and inland over the past several years. The Company believes that the drilling of deeper wells benefits the waste disposal market due to larger volumes and complexities of drilling fluids used and the additional cuttings generated. Finally, the Company believes that, as federal and state regulations governing the disposal of waste are further tightened, a greater percentage of waste will be transported from well sites for treatment and disposal, thereby increasing the overall market. For example, effective as of January 15, 1997, federal regulations prohibit the discharge of any waste in the coastal zone of the Gulf of Mexico (generally including inland waters and transition zone onshore areas). In addition, in September 1996, the comment period expired for proposed EPA zero-discharge regulations for the territorial seas of Louisiana and Texas (i.e., beginning at the line of ordinary low water along the part of the coast that is in direct contact with the open sea and extending three nautical miles). While limited temporary exemptions have been granted to some oil companies by state regulators, these actions have been opposed by leading environmental groups. In addition, several lawsuits have been filed challenging the validity of these regulations. Accordingly, the timing of the implementation of these regulations is uncertain. See "Regulatory Background."

     The Company expects its Oilfield Waste Division to expand through growth of existing operations and, potentially, expansion into new geographic areas. However, the Company will continue to serve the offshore drilling and production market through its contract with Newpark Resources ("Newpark"). The Company believes that other waste treatment and disposal opportunities exist in other regions of the United States, particularly in those states with significant oil and gas exploration activity.

BUSINESS STRATEGY

     The Company plans to become North America's leading provider of services for the collection, processing, recovery and disposal of liquid wastes by expanding through acquisitions and continued internal growth.

COMPLETED ACQUISITIONS (1997 AND 1998)

     Between October 1, 1997 and March 26, 1998, the Company completed nine acquisitions which collectively had $12,849,000 of revenues in 1997. These acquisitions geographically extended the Liquid Waste Division's processing operations to Louisiana and Massachusetts and expanded its market penetration in existing Texas markets. The total cost of the acquisitions was $15,994,000, including 473,000 shares of the Company's common stock ("Common Stock").

     In connection with each acquisition, the Company assumed or succeeded to certain liabilities of the acquired businesses, which may include environmental liabilities. The Company has generally obtained representations from the sellers of the acquired business that no undisclosed liabilities existed, and certain rights to indemnification from the sellers against any such liabilities. There can, however, be no assurance that undisclosed liabilities do not exist, or that the Company would receive full or partial compensation pursuant to its rights to indemnification.

OPERATIONS AND SERVICES PROVIDED

     The Company provides a broad range of services for the collection, processing, recovery and disposal of liquid waste. As federal, state and local regulations governing the disposal of liquid waste are further tightened, the Company believes that the amount of liquid waste delivered to third parties for processing and disposal will continue to increase.

LIQUID WASTE DIVISION

     The Liquid Waste Division collects, processes and disposes of various types of waste generated by businesses and individuals. Revenues are earned by tipping fees paid by customers and from sales of by-products, principally fats, oils and feed proteins processed from certain waste streams and collected from generators. Brief descriptions of the types of waste most commonly managed by the Company are set forth below:

          GREASE AND GRIT TRAP WASTE AND OTHER INDUSTRIAL WASTEWATERS. Grease trap waste from restaurants and other food manufacturing and preparation facilities, grit trap waste from car washes and other types of industrial wastewaters are transported to the Company's facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the waste is broken down into constituent components. Water extracted from the waste is pretreated and then discharged into the municipal sanitary sewer system and solid materials are dried and disposed of in a solid waste landfill.

          BY-PRODUCTS. The Company processes used cooking oil and other food processing residuals received from restaurants, meat processors, other food processors, grocery stores and other generators, as well as lower-grade materials recovered from other waste streams, to generate usable by-products, principally consisting of fats, oils and feed proteins of various grades. The Company sells these by-products almost exclusively in Mexico to producers of livestock feed and chemicals.

     The Company believes that the primary constraint in its by-product operations is its ability to procure cooking oils and other food processing residuals which are used in the production of fats, oils and feed proteins. These cooking oils and other food processing residuals are collected by Company drivers on pre-established routes, from third party transporters and in bulk purchases.

     The fats, oils and feed proteins produced by the Liquid Waste Division are commodities and are generally sold at prices prevailing at the time of sale which are subject to significant fluctuation. Feed proteins are distributed by truck from the various processing facilities to Laredo, Texas for mixing and final preparation. The finished products are then distributed to customers by truck and/or rail from Laredo.

OILFIELD WASTE DIVISION

     At its five facilities located in Louisiana and Texas, the Oilfield Waste Division treats and disposes of waste that is generated in oil and natural gas exploration and production. These waste streams consist primarily of oil, grease, chlorides and heavy metals found in oil-based and water-based drilling fluids, as well as cuttings, saltwater, workover and completion fluids, production pit sludges and soil containing these materials.

     Landfarming involves six distinct stages. Oilfield waste is brought to the Company's facilities in trucks and on barges and the delivered waste materials are then tested. Waste which is not permitted to be treated at a facility in accordance with applicable state regulations is rejected. Accepted waste is then loaded into treatment cells at the rate of approximately 15,000 barrels per acre. This loading process creates a layer of waste approximately two feet thick across the treatment cell. Next, the treatment cell is flooded with fresh water and mixed to dissolve salts and soluble materials. Saltwater is then pumped out through a collection system and typically disposed of at a saltwater injection well on-site. This flooding process is typically repeated several times. The oilfield waste is then processed to remove organic contamination through biological degradation. The treatment cells are periodically agitated to ensure that the microbes receive sufficient oxygen, sunlight and water. Total treatment of a cell takes approximately nine to twelve months. In the final stage, the remaining material is tested to ensure compliance with regulatory requirements. Thereafter, the material is transported to on-site stockpile areas for storage.

     The Company purchased the Oilfield Waste Division from Sanifill, Inc. ("Sanifill"). In connection with the acquisition, Sanifill assigned to the Company its rights and obligations under a Disposal Agreement between Sanifill and Newpark. Pursuant to the terms of the Disposal Agreement, through June 30, 2021, Newpark is obligated to deliver oilfield waste to the Company on an annual basis for treatment and disposal at the Company's landfarming facilities in Elm Grove, Louisiana, Bourg, Louisiana, Bateman Island, Louisiana and Mermentau, Louisiana (the "Landfarms"). Specifically, under the terms of the Disposal Agreement, during each such year, Newpark is obligated to deliver to the Company for disposal at the Landfarms the lesser of (i) one-third of the barrels of waste that Newpark receives for processing and disposal in Louisiana, Texas, Mississippi, Alabama and the Gulf of Mexico (the "Territory") and (ii)
1,850,000 barrels of waste, in each case excluding saltwater. The number of barrels of waste that Newpark is required to deliver to the Company in any year is subject to adjustment by a number of barrels determined by dividing revenues that the Company receives from the collection and disposal of oilfield waste or site remediation in the Territory by the price per barrel that Newpark pays for disposal under the Disposal Agreement. No reduction is made for revenues received by the Company from (i) disposal at any of the Landfarms of waste that is generated and collected on land and is delivered to the Landfarms from the generation site by on-land transportation ("inland waste"), (ii) disposal of waste at the Bustamonte, Texas facility and collection of waste within a 200-mile radius of the Bustamonte facility, and (iii) disposal of waste under the Disposal Agreement.

     The Disposal Agreement also governs the price to be paid by Newpark to the Company for delivered waste. The contractual price is lower than the price that the Company could obtain in the open market, and the Company expects such price disparity to persist for an indefinite time period. Currently, Newpark is paying to the Company $5.50 for each barrel of waste delivered to the Company under the Disposal Agreement. On June 30, 1998 and on each subsequent December 31st and June 30th occurring during the term of the Disposal Agreement, the per barrel price to be paid by Newpark to the Company will be adjusted. Adjustments are made based upon changes occurring in the average prices received by Newpark from customers for waste treatment and disposal and other related services performed by Newpark during the six-month period ending on the applicable adjustment date compared, on a percentage basis, to the average prices received by Newpark from customers for such disposal and services during the six-month period commencing 12 months prior to such adjustment date and concluding six months prior to such adjustment date. The adjusted price will be applied retroactively to all invoices received by Newpark from the Company during the six-month period preceding the applicable adjustment date. In no event, however, will the price paid by Newpark to the Company be less than $5.50 per barrel. The Company does not presently believe that this adjustment mechanism will in the near future result in a material increase in the price per barrel paid by Newpark.

     Under the Disposal Agreement, the Company is obligated to indemnify Newpark from any and all liabilities, including environmental liabilities, in connection with the Company's ownership of the landfarm operation, except for liability resulting from the delivery by Newpark or its customers of waste that does not conform to the specifications of the Disposal Agreement, which generally require Newpark and such customers to deliver only waste that is legally classified as permitted waste.

     As a result of its contractual arrangements with Sanifill and Newpark, the Company is prohibited from engaging, directly or indirectly, in the collection, transfer, transportation, treatment or disposal of waste generated in a marine environment or transported in marine vessels or the site remediation and closure business in the Territory prior to August 12, 2001. However, the Company is not prohibited from marketing and conducting activities related to treatment and disposal at any of the Landfarms of inland waste, disposal of waste at the Bustamonte, Texas facility and collection of waste within a 200-mile radius of the Bustamonte facility, and treatment and disposal of waste under the Disposal Agreement.

     In addition to waste received from Newpark (which is primarily generated offshore), the Company receives waste generated on land within Louisiana and Texas. Due to its contractual arrangements with Newpark which limit the Company's offshore activities as well as the lower price per barrel paid to the Company by Newpark, the Company intends to concentrate its marketing efforts towards inland generators of waste. The Company believes that this strategy will increase the total amount of waste that is delivered to the Company.

     All of the Company's landfarms (except Elm Grove, Louisiana) have water access, a key factor in enabling barge transport of the waste and reducing transportation costs. As part of the Company's predecessor's contractual arrangements with Newpark, however, the dock facilities at the Company's other three Louisiana landfarms have been leased to Newpark until August 31, 2021.

     The Company's Bustamonte, Texas facility generally accepts inland waste generated within a radius of 150 miles. The Bustamonte facility uses a combination of landfarming and landfilling, due primarily to the dry climate in South Texas. The treatment process used is similar to Louisiana landfarming although the waste is dispersed and dried, rather than flushed with fresh water, prior to stockpiling in on-site, synthetically-lined landfilled areas.

COMPETITION

     LIQUID WASTE DIVISION. The business of processing and disposing of liquid waste is competitive and fragmented. Competitors compete primarily on the basis of proximity to collection operations, tipping fees charged and quality of service. With respect to the grease and grit trap waste markets, the Company must often compete with area landfills that accept these materials. In addition, in certain areas served by the Company, other companies (including one public company) collect and process grease trap waste material.

     The Liquid Waste Division must also compete for the procurement of used cooking oil and other food processing residuals necessary to produce fats, oils and feed proteins. The limited availability of these raw materials causes competition among processors who bid for suppliers' materials. The amount of used cooking oil and other food processing residuals processed directly affects the amount of fats, oils and feed proteins produced. The Company purchases used cooking oil and other food processing residuals utilized to produce these by-products from clients on pre-established routes, independent transporters and in bulk. A number of companies, some of which have substantially greater resources than the Company, compete for such materials through purchases from independent transporters and direct purchases from restaurants. Because the Company competes with independent transporters in some markets with respect to the collection of these materials, some independent transporters may be reluctant to deliver collected materials to the Company for processing.

     OILFIELD WASTE DIVISION. The Company estimates that over 90% of oilfield waste generated in the Gulf Coast region is processed or disposed of on-site by the generators of the waste or by independent third parties. The Company does not provide any waste treatment or disposal services at the well-site. Under state regulations, if waste cannot be treated for discharge or disposed at the well where it is generated, it must be transported to a licensed waste disposal or treatment facility. There are three primary alternatives for off-site treatment and disposal of waste available to generators in the Gulf Coast: (i) landfarming and landfilling services, which the Company provides; (ii) underground injection; and (iii) processing and conversion of the waste into a reuse product. In the geographic market served by the Company, there are over 100 permitted commercial facilities including landfarms, landfills and injection facilities authorized to treat and dispose of waste.

     Since August 1996, Newpark has controlled substantially all of the market in the Gulf Coast for offshore, off-site waste disposal, certain of which is directed to the Company in order for Newpark to fulfill its obligations to the Company under the Disposal Agreement. Due to its contractual arrangements with Newpark, the Company is prohibited from, among other things, competing with Newpark for the collection or disposal of waste generated in a marine environment or transported in marine vessels within Louisiana, Texas, Mississippi, Alabama and the Gulf of Mexico. This prohibition expires on August 12, 2001. See "Operations and Services Provided."

     In addition to present competition in the Gulf Coast region, one or more third parties could establish additional transfer stations along the Gulf Coast to accept waste for transport to an existing or newly constructed commercial disposal facility. In 1997, a small private company established three such transfer stations. Although the Company does not believe that these new transfer stations have diverted a substantial amount of offshore generated NOW from Newpark, to the extent these transfer stations or any subsequently established transfer stations, individually or in the aggregate, diverted substantial amounts of offshore generated waste from Newpark, the amount of waste ultimately delivered to the Company could be reduced.

     Newpark is also a competitor with respect to oilfield waste produced inland in the Gulf Coast region. The Company competes for inland generated oilfield waste with a number of smaller companies which treat and dispose of waste in landfarm operations, landfills and injection wells, and with one company which de-waters waste and disposes of the residual sludge in a landfill. Although complete information regarding market share for inland generated waste is not available, the Company estimates that it receives a substantial percentage of all waste generated inland in Louisiana and Texas that is treated off-site by third parties, excluding saltwater.

     The Company believes that there are certain barriers to entry in the off-site waste disposal business in the Gulf Coast region. These barriers include formalized procedures for customer acceptance, licenses, permits, and the need for specially equipped facilities and trained personnel.

REGULATORY BACKGROUND

     The Company's business operations are affected both directly and indirectly by governmental regulations, including various federal, state and local pollution control and health and safety programs that are administered and enforced by regulatory agencies. These programs are applicable or potentially applicable to one or more of the Company's existing operations. Although the Company intends to make capital expenditures to expand its liquid waste processing capabilities, the Company believes that it is not presently required to make material capital expenditures to remain in compliance with federal, state and local laws and regulations relating to the protection of the environment.

     RCRA. RCRA is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of "hazardous waste." The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. The Company does not accept RCRA-regulated hazardous waste at any of its facilities. Consequently, the vast majority of the Company's activities are not subject to the requirements adopted under Subtitle C of RCRA.

     The Company's Louisiana and Texas landfarms treat and dispose of oilfield waste which is exempt from classification as a RCRA-regulated hazardous waste. At various times in the past, proposals have been made to rescind the exemption that excludes oilfield waste from regulation under RCRA. The repeal or modification of this exemption by administrative, legislative or judicial process would require the Company to change significantly its method of doing business and would have a material adverse effect on the Company's business, financial condition and results of operations. There is no assurance that the Company would have the capital resources available to do so, or that it would be able to adapt its operations.

     In addition to its positive impact on the Oilfield Waste Division, RCRA also indirectly affects the Liquid Waste Division by prohibiting, among other things, the disposal of certain liquid wastes in landfills. This prohibition increases demand for the services provided by the Liquid Waste Division.

     CERCLA. The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 ("CERCLA"), provides for immediate response and removal actions coordinated by the EPA for releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict, joint and several liability for the cost of removal and remediation, other necessary response costs and damages for injury to natural resources.

     Despite the current exemption of oilfield waste under RCRA, if the Company's operations resulted in the release of or improper disposal of hazardous substances, the Company could incur CERCLA liability. Although the Company is not aware of any such event, the Company or a business acquired by the Company may have disposed or arranged for disposal of hazardous substances that could result in the imposition of CERCLA liability on the Company in the future. In addition, the Company would incur CERCLA liability if any hazardous substances at the Company's facilities leached down into groundwater.

     The Company is not aware of any claims against it or any of its subsidiaries that are based on CERCLA. Nonetheless, the identification of one or more sites at which cleanup action is required could subject the Company to liabilities which could have a material adverse effect on the Company's business, financial condition and results of operations.

     THE CLEAN WATER ACT. The treatment and discharge of wastewaters at the Company's facilities are subject to the requirements of the Clean Water Act and comparable state statutes and federal and state enforcement of these regulations. The Clean Water Act regulates the discharge of pollutants into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and wastewater treatment plants and provides federal grants to assist municipalities in complying with the new standards. In addition to requiring permits for industrial and municipal discharges directly into the waters of the United States, the Clean Water Act also requires pretreatment of industrial wastewater before discharge into municipal systems. The Clean Water Act gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. In addition, the Clean Water Act prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of such oil or hazardous substances. The Clean Water Act also requires the adoption of the National Contingency Plan to cover removal of such materials. Under the Clean Water Act, the owner or operator of a vessel or facility may be liable for penalties and costs incurred by the federal government in responding to a discharge of oil or hazardous substances.

     The Clean Water Act also has a significant impact on the operations of the Oilfield Waste Division's customers. EPA Region 6, which includes the Oilfield Waste Division's current market, continues to issue new and amended National Pollution Discharge Elimination System ("NPDES") general permits further imiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. These permits include:

      o Onshore subcategory permits for Texas, Louisiana, Oklahoma and New Mexico (56 Fed. Reg. 7698). These permits completely prohibit the discharge of drilling fluids, drill cuttings, produced water or sand, and various other oilfield wastes generated by onshore operations into waters of the United States. These permits have the effect of requiring that most oilfield waste processors follow established state disposal programs. These general permits expired on February 25, 1996, but pursuant to EPA policy, they are considered to remain in effect until reissued by the EPA or superceded by other EPA action.

      o Permits for produced water and produced sand discharges into coastal waters of Louisiana and Texas issued on January 9, 1995 (60 Fed. Reg.
          2387). Coastal means "waters of the United States . . . located landward of the territorial seas". Under these regulations all such discharges were required to cease by January 1, 1997.

      o The Outer Continental Shelf ("OCS") permit covering oil and gas operations in federal waters in the Gulf of Mexico (seaward of the Louisiana and Texas territorial seas) was reissued in November 1992 and modified in December 1993. The existing permit was combined with a new source permit on August 9, 1996 (61 Fed. Reg. 41609). This permit prohibits certain discharges of drilling fluids and drill cuttings and includes stricter limits for oil and grease concentrations in produced waters to be discharged. These limits are based on the Best Available Treatment requirements contained in the Oil and Gas Offshore Subcategory national guidelines which were published March 3, 1993. Additional requirements include toxicity testing and bio-accumulation monitoring studies of proposed discharges. The combined permit expired on November 18, 1997; however, the expired permit will continue to be effective for permittees that applied for a new permit prior to the expiration date, until the EPA issues a new general permit for this area or requires permittees to seek individual permits.

      o A permit for the territorial seas of Louisiana was issued on November 4, 1997 (62 Fed. Reg. 59687). The permit became effective on December 4, 1997, except for the water quality based limits and certain monitoring requirements that become effective May 4, 1998. The permit prohibits the discharge of drilling fluids, drill cuttings and produced sand. Produced water discharges are limited for oil and grease, toxic metals, organics, and chronic toxicity. The territorial seas part of the Offshore Subcategory begins at the line of ordinary low water along the part of the coast which is in direct contact with the open sea, and extends out three nautical miles. This permit covers both existing sources and new sources. All discharges in state waters must comply with any more stringent requirements contained in the Louisiana Water Quality Regulations, LAC 33.IX.7.708. A similar permit will be proposed for the Texas territorial seas in the future.

     The combined effect of all of these permits closely approaches a "zero discharge" standard affecting all waters except those of the OCS. The Company and many industry participants believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

     THE CLEAN AIR ACT. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was re-authorized and amended, substantially increasing the scope and stringency of the Clean Air Act's regulations. The Clean Air Act has very little impact on the Company's operations.

     STATE AND LOCAL REGULATIONS. Order 29-B of the Louisiana Department of Natural Resources contains extensive rules regarding the generation, treatment, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. Rule 8 of the Texas Railroad Commission also contains detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. The Company must perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements. Short-term emergency rules recently adopted by the Louisiana Department of Natural Resources have increased the pre-treatment testing to be conducted on oilfield waste delivered to the Company's Louisiana landfarms.

     The closure of any of the Company's landfarms is also regulated by state authorities. In general, closure of a landfarm involves a multi-phase process whereby all injection wells at the landfarm are plugged and abandoned, all surface equipment is removed from the site, the treatment cells and perimeter containment levees are removed and the surface of the site is contoured and vegetated. Additional regulatory requirements include monitoring the surface runoff water, the soil pore water and the groundwater for a period of five years. If, after five years, the water quality meets the requirements specified in the state regulations, the site is certified as closed.

     The Liquid Waste Division's facilities are subject to direct regulation by a variety of state and local authorities. Typically, the Company is required to obtain processing, wastewater discharge and air quality permits from state and local authorities to operate its facilities and to comply with applicable regulations concerning, among other things, the generation and discharge of odors and wastewater.

     States and localities into which the Company may expand, by acquisition or otherwise, may now or in the future have regulations with positive or negative effects on the Company. It is possible that state or local regulations could adversely affect the Company's execution of its acquisition strategy.

RISK MANAGEMENT

     The Company has implemented various procedures designed to insure compliance with applicable regulations and reduce the risk of damage or loss. These include specified handling procedures and guidelines for regulated wastes, ongoing training and monitoring of employees and maintenance of insurance coverage. The Company carries a broad range of insurance coverages that management considers adequate for the protection of its assets and operations. This coverage includes general liability, comprehensive property damage, workers' compensation and other coverage customary in its industries; however, this insurance is subject to coverage limits and certain policies exclude coverage from damages resulting from environmental contamination. The Company could be materially adversely affected by a claim that is not covered or only partially covered by insurance. There is no assurance that insurance will continue to be available to the Company, that the possible types of liabilities that may be incurred by the Company will be covered by its insurance, that the Company's insurance carriers will meet their obligations or that the dollar amount of such liabilities will not exceed the Company's policy limits.

ITEM 2.  PROPERTIES

     The Company's corporate offices are located in Houston, Texas. The corporate offices were relocated from Lafayette, Louisiana in May 1997. The current corporate offices consist of approximately 6,800 square feet of office space occupied under a lease which expires on June 1, 2002.

     The following table sets forth information relating to the processing facilities owned or leased by the Liquid Waste Division:

                                           APPROXIMATE
              LOCATION                    SQUARE FOOTAGE       OWNED/LEASED
-------------------------------------   ------------------    --------------
Dallas, Texas........................          6,000              Owned
Fort Worth, Texas....................         14,000              Owned
Houston, Texas.......................         23,000              Owned
Houston, Texas.......................          5,000            Leased(A)
Houston, Texas.......................          7,000              Owned
Los Fresnos, Texas...................          9,000              Owned
San Antonio, Texas...................          5,700              Owned
San Antonio, Texas...................          1,000              Owned
Shreveport, Louisiana................         28,000            Leased(B)
Braintree, Massachusetts.............          7,000            Leased(C)

------------

(A) Lease expires in October 1998, with option to renew for two years

(B) Lease expires in September 2007, with 3 ten-year renewal options

(C) Lease expires June 2002, with negotiable options

     The Company also leases an administrative office in Fort Worth consisting of approximately 2,000 square feet of office space and a facility located in Laredo, Texas that is used as a terminal.

     The following table sets forth information relating to the processing facilities owned or leased by the Oilfield Waste Division.

                                             AREA PERMITTED         APPROXIMATE SQUARE
                                                   FOR                  FOOTAGE OF
              LOCATION                   PROCESSING AND DISPOSAL     OFFICE FACILITIES      OWNED/LEASED
-------------------------------------   -------------------------   -------------------    --------------
Bateman Island, Louisiana............           115 acres                   5,000            Leased(1)
Bourg, Louisiana.....................           140 acres                   5,000            Leased(2)
Elm Grove, Louisiana.................           152 acres                     500              Owned
Mermentau, Louisiana.................           277 acres                  10,000              Owned
Bustamonte, Texas....................           120 acres                   1,000              Owned
Lacassine, Louisiana.................           100 acres                   8,000              Owned

------------

(1) Lease expires in October 1999, with seven three-year renewal options.

(2) Lease expires in January 2000, with seven three-year renewal options.

     All of the Company's facilities satisfy its present needs; however, as part of its internal growth strategy, the Liquid Waste Division intends to expand the size of certain of its facilities and increase the number and types of permitted waste streams and treatment capabilities of such facilities. The Company believes that the unutilized capacity of each of the leased landfarms is sufficient for at least 25 years; which, in each case, exceeds the remaining term (including options) of the lease agreement for such facility. The Company also believes that the remaining capacity at each of the landfarms owned by the Company is sufficient for at least 25 years.

ITEM 3.  LEGAL PROCEEDINGS

     Prior to the Company's purchase of the Oilfield Waste Division, three lawsuits were brought against Campbell Wells based upon the operation of its Bourg, Louisiana landfarm. In one of the lawsuits filed against Campbell Wells, approximately 300 individuals residing in and around Grand Bois, Louisiana are seeking unspecified monetary damages allegedly suffered as a result of (i) odors allegedly emitted by waste received from Exxon Company U.S.A. ("Exxon") at the landfarm in March 1994, and (ii) alleged air, water and soil contamination in connection with ongoing operations at the landfarm. The Company was named as a defendant in this action in January 1998. Trial in this matter on the claims of ten plaintiffs is set to commence in the 17th Judicial District Court for the Parish of Lafourche, Louisiana on July 13, 1998. A second lawsuit, brought by one individual, seeks unspecified monetary damages allegedly suffered as a result of odors allegedly emitted by waste received from Exxon at the landfarm in March 1994. This lawsuit is also pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana and trial is set to commence on July 13, 1998. The Company has not yet been named as a defendant in this action. In the third lawsuit, six individuals filed suit on March 7, 1996 against Campbell Wells in the Civil District Court for the Parish of Orleans, Louisiana, seeking preliminary and permanent injunctive relief against certain treatment operations conducted at the Bourg, Louisiana landfarm which the plaintiffs contend have resulted and will result in adverse health effects by way of emissions of alleged air pollutants. The plaintiffs' request for a preliminary injunction was heard during the summer of 1996. On December 30, 1996, the court entered an order granting in part and denying in part the relief requested by the plaintiffs. Specifically, the court found that there was no evidence that emissions resulting from the treatment operations complained of equaled or exceeded any relevant safety standard, health standard or occupational standard and, therefore, denied the plaintiffs' request for a temporary injunction prohibiting such treatment operations. The court did, however, preliminarily enjoin Campbell Wells (and, thus, indirectly the Company) from treating waste received from Exxon Company U.S.A. in March 1994 in one particular treatment cell located within 500 feet of a building in which one of the plaintiffs resides. In connection therewith, the court ordered that the Commissioner of the Louisiana Department of Conservation be made a party to the litigation and substituted for the plaintiffs on the limited issue of whether Campbell Wells has violated the location criteria for the particular treatment cell involved. The Company was named as a defendant in this action in January 1998. No trial date has been set for the plaintiffs' request for permanent injunctive relief; however, based upon the court's rulings from the preliminary injunction trial and initial discussions with the Louisiana Department of Conservation, the Company believes that permanent injunctive relief that might be entered in the action will not have a material adverse effect upon the Company's consolidated financial position or results or operations.

     Prior to the Company's purchase of the Oilfield Waste Division, a class action lawsuit was filed in the Civil District court for the Parish of Orleans, Louisiana against Campbell Wells seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this lawsuit; however, there can be no assurance that the Company will not subsequently be named as a defendant in this lawsuit.

     In connection with the Company's purchase of the Oilfield Waste Division, Sanifill agreed, with certain enumerated exceptions, to retain responsibility for all liabilities of Campbell Wells as of the closing date of the Campbell Wells Acquisition including, without limitation, the contingent liabilities associated with each of the above-referenced lawsuits. Sanifill also agreed in the Campbell Wells Acquisition Agreement to indemnify the Company from and against, among other things, the contingent liabilities associated with such lawsuits. The obligation of Sanifill to indemnify the Company is limited to $10 million.

     The Company believes that the ultimate disposition of the above-referenced lawsuits will not have a material adverse effect on the Company's business, results of operations or financial condition. This belief is based upon, among other things, the following reasons: (i) Sanifill has agreed to retain responsibility for the contingent liabilities associated with these lawsuits,
(ii) Sanifill has agreed to indemnify the Company against such contingent liabilities up to a maximum of $10 million, (iii) the Company has been operating the Bourg and Mermentau landfarms only since December 1996, approximately four months after the last of the three lawsuits seeking monetary damages was originally filed, and (iv) the results of air, water and soil testing conducted in and around the Bourg landfarm by the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources and the Louisiana Department of Environmental Quality indicate that the Company's operations at the landfarms are in compliance with all applicable rules and regulations. There can be no assurance, however, that a judgment will not ultimately be entered against the Company in one or more of these lawsuits. In the event a monetary judgment is entered against the Company and Sanifill is not required or is unable to completely indemnify the Company against such judgment, the Company's business, results of operations and financial condition could be materially adversely affected. In addition, notwithstanding any indemnification to be provided by Sanifill, an adverse ruling against the Company in the lawsuit seeking injunctive relief could materially adversely affect the Company's operations at the Bourg landfarm (which operations contributed 12.2% of the Company's revenues for the year ended December 31, 1997) and, therefore, the Company's business, consolidated financial position and results of operations.

     In August 1997, the Company was named as a defendant in a lawsuit originally filed in 1994 against Campbell Wells and others in the District Court of Jim Wells County, Texas. This dispute arose out of an application filed by Waste Facilities, Inc. ("WFI"), the operator of a South Texas treatment facility, to renew its permit. The action was dismissed as to the Company in March 1998.

     In February 1997, an action entitled JUDY GARCIA, ET AL V. RE-CLAIM ENVIRONMENTAL was filed in the 51st Judicial District Court of Harris County, Texas. This action was brought by the residents of an apartment complex located adjacent to one of the Company's processing facilities and alleges that the defendant is guilty of nuisance, trespass, negligence and gross negligence by reason of its pollution of the air, soil and ground and surface water and the release of noxious odors. The plaintiffs have requested unspecified monetary damages. The Company denies liability and intends to vigorously defend the action.

     The Company believes that the nature of the liquid waste business makes it susceptible to claims such as those described above. In addition, the Company expects to become subject to various kinds of litigation, including claims for personal injuries to employees and other persons in proximity to the Company's operations, in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     MARKET INFORMATION. The Common Stock has been listed on the AMEX since August 20, 1997. The trading symbol for the Common Stock is "USL." The closing price for the Common Stock on March 18, 1998 was $18.88 per share. The following table sets forth, for the periods indicated, the high and low closing prices for the Common Stock as reported by AMEX.

            QUARTER ENDED                HIGH        LOW
-------------------------------------  ---------  ---------
September 30, 1997...................  $   18.19  $   13.13
December 31, 1997....................  $   19.38  $   12.75

     The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the expansion of its operations and for general corporate purposes, including future acquisitions. Furthermore, the Company is prohibited from declaring or paying cash dividends on its capital stock under the terms of its revolving credit facility.

     RECENT SALES OF UNREGISTERED SECURITIES. On January 2, 1998, the Company issued to Glenn Pratt and Jack Bailey warrants to purchase a total of 20,000 shares of Common Stock in consideration of acquisition consulting services to be provided to the Company. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

     USE OF PROCEEDS. On August 19, 1997, registration statement No. 333-30065 was declared effective by the Securities and Exchange Commission. The registration statement registered 1,725,000 shares of Common Stock (including 225,000 shares to cover over-allotments) for sale by the Company at an initial offering price of $9.50 per share. Van Kasper & Company and Sanders Morris Mundy Inc. served as the managing underwriters in the offering. The $5,661,000 of proceeds from the offering which remained at November 1, 1997 have been used to reduce the Company's indebtedness to Sanifill.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated income statement and balance sheet data below set forth the consolidated financial data of the Company as of December 31, 1996 and 1997, and for the years ended December 31, 1995, 1996 and 1997, derived from the consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The consolidated income statement and balance sheet data as of December 31, 1995 and for the year ended December 31, 1994 have been derived from the financial statements audited by Arthur Andersen LLP which do not appear in this report. The consolidated income statement and balance sheet data below as of December 31, 1993 and for the year ended December 31, 1993 have been derived from the unaudited consolidated financial statements of the Company. The unaudited financial statements for 1993 have been prepared on the same basis as the audited financial statements and in the opinion of the Company reflect all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of such data (in thousands, except per share data).

INCOME STATEMENT DATA:

                                                      YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1993       1994       1995       1996       1997
                                       ---------  ---------  ---------  ---------  ---------
Revenues.............................  $   3,799  $   8,039  $  11,127  $  14,285  $  38,159
                                       ---------  ---------  ---------  ---------  ---------
Gross profit.........................  $   1,873  $     481  $   1,192  $   2,495  $  13,986
Selling, general and administrative
  expenses...........................      1,813        643        863      1,440      5,920
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) from operations........  $      60  $    (162) $     329  $   1,055  $   8,066
Interest and other expense, net......        125        109        177        309      1,775
                                       ---------  ---------  ---------  ---------  ---------
Income (loss) before income taxes....  $     (65) $    (271) $     152  $     746  $   6,291
                                       ---------  ---------  ---------  ---------  ---------
Net income (loss)....................  $     (65) $    (182) $     103  $     491  $   3,875
                                       =========  =========  =========  =========  =========

EARNINGS PER COMMON SHARE DATA:

                                         1995       1996       1997
                                       ---------  ---------  ---------
Basic Earnings per Common Share......  $    0.06  $    0.23  $    0.65
                                       =========  =========  =========
Diluted Earnings per Common Share....  $    0.06  $    0.23  $    0.55
                                       =========  =========  =========
Weighted Average Common Shares
  Outstanding........................      1,700      2,117      5,937
                                       =========  =========  =========
Weighted Average Common and Common
  Equivalent Shares Outstanding......      1,700      2,139      7,078
                                       =========  =========  =========

BALANCE SHEET DATA:

                                                     YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                         1993       1994       1995       1996       1997
                                       ---------  ---------  ---------  ---------  ---------
Total Assets.........................  $   1,277  $   1,410  $   3,007  $  46,851  $  55,016
Total Long-Term Debt, including
  current maturities                   $   1,320  $   1,447  $   2,010  $  29,950  $  17,436

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND THE OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE HEREIN.

OVERVIEW

     The Company is a leading provider of services for the collection, processing, recovery and disposal of liquid wastes. The Liquid Waste Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams. The Oilfield Waste Division processes and disposes of oilfield waste generated in oil and gas exploration and production. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as the "Predecessor"to the extent of the operations so acquired) which were wholly-owned subsidiaries of Sanifill, Inc. In June 1997, the Company formed its Liquid Waste Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa Companies") and American Waste Water ("AWW"). Each of these acquisitions was accounted for under the pooling-of-interests method of accounting. During the fourth quarter of 1997, the Liquid Waste Division acquired five companies (the "Acquired Entities"). The following discussion addresses the results of operations and financial condition of the Company as shown in the Consolidated Financial Statements which reflect the historical results of operations of the Company for the period from its inception in November 1996 through December 31, 1996 and for the year ended December 31, 1997, and of the Mesa Companies and AWW for all periods presented. The results of operations of the Acquired Entities are included in the Company's results of operations from their respective dates of acquisition. The following pro forma discussion also addresses the operating results of the Predecessor for the period from January 1, 1996 through December 13, 1996 and for the year ended December 31, 1995, which are included on Page F-23, combined with the operating results of the Company to the extent necessary to better analyze the Company's historical consolidated results of operations. The pro forma financial information assumes that the Predecessor was acquired on January 1, 1995 and is not necessarily indicative of the results the Company would have obtained had the Predecessor been acquired on that date or of the Company's future results.

     From January 1 through March 26, 1998, the Liquid Waste Division acquired four companies which had aggregate revenues of $6.4 million in 1997. The Company' s total cost for these acquisitions was $9.2 million, including 190,000 shares of Common Stock. The results of operations of companies acquired during 1998 are not included in the historical or pro forma results of operations presented in this report. The Company has also entered into non-binding letters of intent to acquire six other companies which had aggregate revenues of $58 million in 1997. The Company expects to complete these acquisitions during the second quarter, although there can be no assurance that any of these companies will be acquired.

     The Liquid Waste Division derives revenues from two principal sources: tipping and collection fees received for processing and disposing of waste and revenue obtained from the sale of by-products (fats, oils and feed proteins processed and recovered from waste streams). Tipping and collection fees charged to customers vary per gallon by waste stream according to constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions. By-products are sold primarily to customers in Mexico. Because substantially all of the Company's operations are conducted in the United States and foreign sales are denominated and paid in U.S. dollars, the Company is generally not subject to direct foreign exchange gains and losses. Although such currency risk is borne by the Company's customers, foreign exchange rate fluctuations could affect the Company's business by making its products more expensive. The Company does not believe that fluctuations in the Mexican peso and other foreign currencies have materially impacted its business in the past.

     The Oilfield Waste Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste. These fees are based on the volume in barrels of waste delivered by a customer and the composition of the waste. Currently, such fees range from $.40 per barrel for salt water to $6.75 to $10.25 per barrel for oil-based drilling fluids, depending upon the makeup of the waste. Accordingly, the Company believes that total revenues are a better indicator of performance than is the average fee charged. When waste is unloaded at a given site, the Company recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred to process the waste in order to match revenues with their related costs. As processing occurs, generally over nine to twelve months, the reserve is released as expenses are incurred.

     Under the terms of a Disposal Agreement with Newpark, Newpark is obligated to deliver to the Company the lesser of (i) one-third of the barrels of waste that Newpark receives for processing and disposal in a designated territory and
(ii) 1,850,000 barrels of waste, in each case excluding saltwater. Deliveries under the Disposal Agreement accounted for 37.4% of the Oilfield Waste Division's revenues during 1997. The contract price is $5.50 per barrel, adjusted semi-annually beginning June 30, 1998, with a price floor of $5.50 per barrel. Although the contract price is lower than the price that the Company could obtain in the open market, Newpark's delivery obligations under the Disposal Agreement allow the Company to eliminate virtually all marketing and transfer expenses on waste delivered under the Disposal Agreement. Accordingly, the Company's gross margin on this waste volume generally is lower than the gross margin on waste volume from customers other than Newpark, but the Company believes that operating margins on waste volume from Newpark and other customers are comparable. The Company expects a disparity between the contract price and market price to continue for the duration of the Disposal Agreement. There is no absolute floor on the variable minimum delivery requirements under the Disposal Agreement and, therefore, a significant reduction in the volume of waste generated in the territory or in Newpark's market share could materially adversely affect the Company's results of operations. Due to certain noncompete restrictions with Newpark related to waste generated offshore, the Company is focusing its future marketing efforts toward inland waste generators. If its marketing efforts are successful, the Company believes that both gross and operating margins will improve.

     Depreciation and amortization expenses account for a substantial portion of the Company's expenses each period. Landfarms, which constitute approximately 37.5% of the Company's net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have not been significant in the past, but are expected to increase as the Company pursues its acquisition strategy.

     The Company anticipates that the Liquid Waste Division will represent a growing share of the Company's business and that internal growth of the Liquid Waste Division will continue at a faster rate than internal growth of the Oilfield Waste Division. Internal growth of the Liquid Waste Division is expected to continue because of enactment of state-wide "full pump" regulations in Texas as well as recent and ongoing expansions of the Company's processing facilities. In addition, the Company is focusing its acquisition activity primarily in the Liquid Waste Division.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. Revenues in 1997 totaled $38.2 million versus $14.3 million in 1996. Revenues increased by 22.5% to $38.2 million in 1997 from 1996 pro forma revenues of $31.1 million. The Oilfield Waste Division contributed 52.2% of consolidated revenues in 1997 and 56.8% of pro forma revenues in 1996. Within the Liquid Waste Division, by-product sales contributed approximately 68% in 1997 and approximately 85% in 1996.

     By-product sales increased by 8.8% from 1996 to 1997 and tipping and collection fees increased by 180.1%. An 18.1% increase in the volume of by-products sold was offset by 7.9% decrease in the average price per pound. The increase in volumes was attributable to expanded output of brown grease as a result of the expansion of the Dallas processing facility while the decrease in selling prices was due to market conditions. Processing volumes in 1997 increased by 215.8%, reflecting growth of the Houston market and the effect of acquisitions completed during the fourth quarter. The average price per gallon decreased slightly from 1996 to 1997, and the Company expects average prices to decline modestly during 1998. The Acquired Entities contributed $1.3 million to the Liquid Waste Division's revenue in 1997. For the full year, the Acquired Entities had combined revenues of $6.5 million.

     Revenues from the Oilfield Waste Division increased by 12.8% over 1996 pro forma revenues. The number of barrels received for processing increased by 30.0% to 4,452,000 barrels in 1997 from 3,424,000 barrels in 1996, primarily due to increased volumes of saltwater and inland generated waste. The Company does not expect recent declines in oil prices to have a significant effect on volumes because a substantial part of drilling activity in the Gulf relates to exploration and production of gas. However, a prolonged downturn in oil and gas prices could reduce processing volumes.

     GROSS MARGINS. The Company's gross margin increased to 36.7% in 1997 from 17.5% in 1996, reflecting improved margins in the Liquid Waste Division, as well as the contribution of the Oilfield Waste Division for the full year in 1997. Pro forma gross margin was 33.8% in 1996. During 1997 and 1996, the Oilfield Waste Division contributed to gross profit approximately 76.9% and 80.8% on a pro forma basis, respectively.

     Gross margin in the Liquid Waste Division increased to 17.8% in 1997 from 15.1% in 1996. This improvement is primarily attributable to the larger proportion of processing operations in 1997, which provides higher margins than do by-product sales. Gross margins were positively affected by higher throughput in processing and by-product operations and lower raw materials costs, the benefits of which were partially offset by increased personnel expenses. Gross margin in the Oilfield Waste Division increased to 54.0% in 1997 from 48.1% on a pro forma basis in 1996. This improvement is primarily the result of increased volumes of inland waste in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1997, selling, general and administrative expenses increased to $5,920,000 from $1,440,000 in 1996. The majority of the increase relates to the inclusion of the Oilfield Waste Division for all of 1997 as compared to less than one month in 1996. Selling, general and administrative expenses increased by 47.5% from 1996 on a proforma basis to 1997. Selling, general and administrative expenses increased to 15.3% of 1997 revenues from 12.7% of 1996 pro forma revenues, primarily due to higher personnel costs and professional fees.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased to $1,775,000 in 1997 from $309,000 in 1996, primarily as a result of interest expense related to debt incurred in acquiring the Oilfield Waste Division and the Acquired Entities.

YEARS ENDED DECEMBER 31, 1996 AND 1995

     REVENUES. Revenues in 1996 totaled $14.3 million versus $11.1 million in 1995. On a pro forma basis revenues increased by 18.6% to $31.1 million in 1996 from $26.2 million. In 1995 of total pro forma revenues, the Oilfield Waste Division contributed 56.8% in 1996 and 57.6% in 1995. Within the Liquid Waste Division, by-product sales contributed approximately 85% of revenues in 1996 and approximately 88% in 1995.

     By-product sales increased by 16.1% from 1995 to 1996 and tipping and collection fees increased by 57.1%. This increase in revenues from the sale of by-products was due to a 4.5% increase in volumes and an 11.2% increase in the average price per pound. The increase in volumes, in turn, resulted from increased production of certain blends of product in response to market demand. The increased price per pound was attributable to product mix and generally higher market prices. Processing volumes in 1996 increased by 33.9% and the average price per gallon increased by 16.9%. The increase in volumes reflects growth of the Houston market. The increase in the average price per gallon was primarily attributable to collection revenues obtained in the Company's acquisition of a collection business in March 1996.

     Pro forma revenues from the Oilfield Waste Division increased by 16.9%. The number of barrels received for processing increased by 37.4% to 3,424,000 barrels in 1996 from 2,492,000 barrels in 1995, primarily due to increased deliveries of pit remediation waste.

     GROSS MARGINS. The Company's gross margin increased to 17.5% in 1996 from 10.7% in 1995, reflecting improved margins in the Liquid Waste Division, as well as the addition of the Oilfield Waste Division at the end of 1996. Pro forma gross margin was 33.8% in 1996, as compared to 31.7% in 1995. During 1996 and 1995, the Oilfield Waste Division contributed approximately 80.8% and 85.7%, respectively, of pro forma gross profit.

     Gross margin in the Liquid Waste Division increased to 15.1% in 1996 from 10.7% in 1995. This improvement is attributable to increased sales of by-products, lower per unit processing costs, lower per unit costs of raw materials, and increased revenues from processing operations, offset in part by increased personnel expenses. The Company believes that gross margin on by-product sales improved because of increased capacity and utilization of the processing facilities, resulting in more efficient operations. Pro forma gross margin in the Oilfield Waste Division increased to 48.1% in 1996 from 47.2% in 1995. This improvement is primarily the result of increased volumes in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. In 1996, selling, general and administrative expenses increased to $1,440,000 from $863,000 in 1995. The majority of the increase relates to the addition of the Oilfield Waste Division at the end of 1996. On a pro forma basis, selling, general and administrative expenses increased from $3,852,000 in 1995 to $3,964,000 in 1996. However, pro forma selling, general and administrative expenses were reduced to 12.7% of 1996 pro forma revenues from 14.7% of 1995 pro forma revenues, primarily due to improved economies of scale.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased to $309,000 in 1996 from $177,000 in 1995, primarily as a result of interest expense related to the acquisition of the Oilfield Waste Division.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had net working capital of $2,122,000 at December 31, 1997, compared to net working capital of $223,000 at December 31, 1996. Improvement in the working capital position relates primarily to a $5 million decrease in current maturities of long-term debt because of the payment of short-term debt from a portion of the proceeds of the Company's initial public offering of Common Stock and the refinancing of short-term debt under a $50 million line of credit obtained in December 1997.

     The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled principal payments on its debt obligations and capital leases, and planned capital expenditures. At the end of 1997, approximately $800,000 of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for 1998 are budgeted at approximately $3.8 million. Of this amount, approximately $1.2 million is budgeted to be invested in the Oilfield Waste Division on equipment replacements and landfarm expansions. The remaining amount is budgeted to be invested in the Liquid Waste Division for plant expansions, equipment and vehicle upgrades.

     At December 31, 1997, the Company had established a $3.3 million reserve to provide for the cost of future closures of landfarms. The amount of this unfunded reserve is based on the estimated total cost to the Company of closing the facilities as calculated in accordance with the applicable regulations. Applicable regulatory agencies require the Company to post financial assurance with the agencies to assure that all waste will be treated and the facilities closed appropriately. The Company has in place a total of $4.0 million of financial assurance in the form of letters of credit and bonds.

     In December 1997, the Company entered into a $50 million credit agreement with a group of banks under which the Company may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by, among other things, a lien on all or substantially all of the Company's assets. The Credit Facility prohibits the payment of dividends and requires the Company to comply with certain financial covenants. The Credit Facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which may be consummated by the Company. The Company does not believe that these restrictions will have a material adverse effect on the Company's ability to fulfill its current acquisition strategy. The debt outstanding under the Credit Facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. The Company had borrowed approximately $15.3 million under the credit facility at year-end.

     The Company's capital resources consist of cash reserves, cash which is expected to be generated from operations and funds available under its line of credit. The Company expects that these resources will be sufficient to provide for the Company's capital requirements for continuing operations for at least the next twelve months. In addition to capital required for its ongoing operations, the Company will require additional capital to pursue its acquisition strategy. Currently, the Company has identified and is in various stages of negotiations to acquire six companies which, if completed on the terms contemplated, would result in the issuance of approximately 786,000 shares of Common Stock and the payment of cash and assumption of debt of approximately $24.7 million. The Company anticipates that the cash required for these acquisitions would be obtained under the line of credit. The Company also is evaluating other potential acquisitions. The Company anticipates that future acquisitions would also be made using a combination of Common Stock and cash payments, some of which may be derived from borrowings under the line of credit. In addition, the Company may seek to raise additional equity capital for all or a substantial part of the consideration to be paid for future acquisitions or to reduce its debt. In the event that the Common Stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company would be required to utilize more of its cash resources in order to continue its acquisition program. At the same time, the Company may be unable to raise additional capital due to market conditions. As a result, the timing of acquisitions over the longer term can be expected to be affected by prevailing market conditions. In addition, if the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of the Company's growth strategy would be adversely affected.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous result by or at the Year 2000. The Company has determined that its computer programs are Year 2000 compliant. In the course of its due diligence review of future acquisitions, the Company will assess the systems of the respective companies for Year 2000 compliance and make modifications if required.

FORWARD LOOKING STATEMENTS

     Statements of the Company's or management's intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements"as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, among other factors, changes in the regulatory environment in which the Company operates, changes in the level of economic activity in markets served by the Company, the availability of capital to support the Company's growth strategy, the ability of the Company to execute it business plan, changes in the level of exploration and production of oil and gas, particularly in the Gulf Coast region, changes in the level of competition faced by the Company in each of its markets, the loss of business or inability to collect payment from one or more significant customers and the adverse resolution of pending litigation affecting the Company's landfarms.

ITEM 7A.  MARKET RISK DISCLOSURE

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 1998.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements are filed as part of this report:

     See Index to Financial Statements on Page F-1 of this Report.

(b) All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable, or the information is included in the consolidated financial statements, and therefore have been omitted.

(c)  Reports on Form 8-K

     None

(d)  Exhibits:

        EXHIBIT
          NO.                         DESCRIPTION
----------------------------------------------------------------
           3.1       -- Second Amended and Restated Certificate
                        of Incorporation of U S Liquids Inc.
                        (Exhibit 3.1 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
           3.2       -- Amended and Restated Bylaws of U S
                        Liquids Inc. (Exhibit 3.2 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
           4.1       -- Form of Certificate Evidencing Ownership
                        of Common Stock of U S Liquids Inc.
                        (Exhibit 4.1 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          +4.2       -- Credit Agreement, dated December 17,
                        1997, among U S Liquids Inc., Bank of
                        America National Trust and Savings
                        Association, as agent and issuing bank,
                        BankBoston, N.A. and Wells Fargo Bank,
                        N.A.
          +4.3       -- Note, dated December 17, 1997, of U S
                        Liquids Inc. payable to Bank of America
                        National Trust and Savings Association.
          +4.4       -- Note, dated December 17, 1997, of U S
                        Liquids Inc. payable to BankBoston, N.A.
          +4.5       -- Note, dated December 17, 1997, of U S
                        Liquids Inc. payable to Wells Fargo
                        Bank, N.A.
          +4.6       -- Security Agreement, dated December 17,
                        1997, executed by U S Liquids Inc. and
                        its subsidiaries in favor of Bank of
                        America National Trust and Savings
                        Association.
          +4.7       -- Company Pledge Agreement, dated December
                        17, 1997, executed by U S Liquids Inc.
                        in favor of Bank of America National
                        Trust and Savings Association.
          10.1       -- Asset Purchase Agreement, dated December
                        2, 1996, among U S Liquids Inc.,
                        Sanifill, Inc. and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.2       -- Seller Noncompetition Agreement, dated
                        December 13, 1996, between U S Liquids
                        Inc. and Sanifill, Inc. (Exhibit 10.2 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.3       -- Buyer Noncompetition Agreement, dated
                        December 13, 1996, between Sanifill,
                        Inc. and U S Liquids Inc. (Exhibit 10.3
                        of the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).
          10.4       -- NOW Disposal Agreement, dated June 4,
                        1996, among Sanifill, Inc., Oilfield
                        Waste Disposal Operating Co., and
                        Campbell Wells, Ltd. (Exhibit 10.4 of
                        the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).

        EXHIBIT
          NO.                         DESCRIPTION
----------------------------------------------------------------

          10.5       -- Noncompetition Agreement, dated August
                        12, 1996, between Sanifill, Inc. and
                        Newpark Resources, Inc. (Exhibit 10.5 of the U S Liquids Inc. Registration State-ment on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.6       -- Assumption and Guarantee Agreement dated
                        August 12, 1996, among Newpark
                        Resources, Inc., Sanifill, Inc., and
                        Campbell Wells, Ltd. (Exhibit 10.6 of
                        the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).

          10.7       -- Lease and Access Agreement between
                        Campbell Wells, Ltd. and Newpark
                        Resources, Inc. (Exhibit 10.7 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).

          10.8       -- Sublease and Access Agreement between
                        Campbell Wells, Ltd. and Newpark
                        Resources, Inc. and underlying lease
                        agreement (Exhibit 10.8 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).

          10.9       -- Sublease and Access Agreement between
                        Campbell Wells, Ltd. and Newpark
                        Resources, Inc. and underlying lease
                        agreement (Exhibit 10.9 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).

          10.10      -- Consent to Assignment and Assumption of
                        Contracts, dated December 13, 1996,
                        among Sanifill, Inc., Campbell Wells,
                        L.P. and U S Liquids Inc. (Exhibit 10.10 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

          10.11      -- Form of Nonqualified Stock Option
                        Agreement between U S Liquids Inc. and
                        certain individuals (Exhibit 10.11 of
                        the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).

          10.12      -- U S Liquids Inc. Amended and Restated
                        Stock Option Plan (Exhibit 10.12 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).

          10.13      -- U S Liquids Inc. Directors' Stock Option
                        Plan (Exhibit 10.13 of the U S Liquids
                        Inc. Registration Statement on Form S-1
                        (File No. 333-30065), effective August
                        19, 1997, is hereby incorporated by
                        reference).

          10.14      -- Form of Grant of Incentive Stock Option
                        Agreement (Exhibit 10.14 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).

        *`10.15      -- Employment Agreement, dated February 13,
                        1998, between U S Liquids Inc. and W.
                        Gregory Orr.

        *`10.16      -- Employment Agreement, dated February 13,
                        1998, between U S Liquids Inc. and Earl
                        J. Blackwell.

         `10.17      -- Asset Purchase Agreement, dated December
                        15, 1997, among U S Liquids Inc., Mesa
                        Processing, Inc., Waste Technologies,
                        Inc., Kirk Johnson, Norman Johnson, John
                        Jetelina and Ron McMahan.

          10.18      -- Agreement and Plan of Reorganization,
                        dated September 30, 1997, among U S
                        Liquids Inc., U S Liquids/Reclaim
                        Acquisition Corporation, Re-Claim
                        Environmental, Inc., John E. Tuma, Duane
                        F. Herbst, A. Travis Campbell, Russell
                        Reichert, Kenneth B. Holmes, R. L.
                        Smothers and Rainbow Investment Company
                        (Exhibit 2.1 to the Form 10-Q for the
                        quarter ended September 30, 1997 is
                        hereby incorporated by reference).

        EXHIBIT
          NO.                         DESCRIPTION
----------------------------------------------------------------
          10.19      -- Purchase of Membership Interest
                        Agreement, dated September 30, 1997,
                        among U S Liquids Inc., Re-Claim
                        Environmental Louisiana LLC, John E.
                        Tuma and Reyncor Industrial Alcohol,
                        Inc. (Exhibit 2.2 of the Form 10-Q for
                        the quarter ended September 30, 1997 is
                        hereby incorporated by reference).
          10.20      -- Purchase and Sale of Assets Agreement,
                        dated September 30, 1997, among T&T
                        Grease Service, Inc., A&B Enterprises,
                        Inc. and Earnest L. McCombs (Exhibit 2.3 to the Form 10-Q for the quarter ended September 30, 1997 is hereby incorporated by reference).
          10.21      -- Stock Distribution Agreement, dated June
                        16, 1997, between U S Liquids Inc. and
                        Thomas B. Blanton (Exhibit 10.21 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.22      -- Form of Stock Distribution Agreement,
                        dated June 16, 1997, between U S Liquids
                        Inc. and the former stockholders of
                        American WasteWater Inc. (Exhibit 10.22
                        of the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).
          10.23      -- Stock Distribution Agreement, dated June
                        16, 1997, between U S Liquids Inc. and
                        W. Gregory Orr (Exhibit 10.23 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
          10.24      -- Noncompetition Agreement, dated June 17,
                        1997, between U S Liquids Inc. and
                        Thomas B. Blanton (Exhibit 10.24 of the
                        U S Liquids Inc. Registration Statement
                        on Form A1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.25      -- Noncompetion Agreement, dated June 17,
                        1997, between U S Liquids Inc. and
                        William H. Wilson, Jr. (Exhibit 10.25 of the U S Liquids Inc. Registration on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.26      -- Agreement to Vote Stock, dated June 16,
                        1997, among U S Liquids Inc., Thomas B.
                        Blanton, W. Gregory Orr, Earl J.
                        Blackwell, William M. DeArman and
                        certain other parties (Exhibit 10.26 of
                        the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).
          10.27      -- Estoppel, Waiver and Amendment
                        Agreement, dated June 16, 1997, between
                        Sanifill, Inc. and U S Liquids Inc.
                        (Exhibit 10.27 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          10.28      -- Financial Advisory Agreement, dated May
                        15, 1997, between U S Liquids Inc. and
                        Sanders Morris Mundy Inc. and
                        supplemental letter dated July 10, 1997
                        (Exhibit 10.28 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30056), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          10.29      -- Service Agreement, dated June 23, 1997,
                        between U S Liquids Inc. and Bellmeade
                        Capital Partners (Exhibit 10.29 of the U
                        S Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
          10.30      -- Service Agreement, dated June 23, 1997,
                        between U S Liquids Inc. and Mark
                        Liebovit (Exhibit 10.30 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
          10.31      -- Warrant, dated December 13, 1996, issued
                        by U S Liquids Inc. to Sanifill, Inc.
                        (Exhibit 10.31 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference.

        EXHIBIT
          NO.                         DESCRIPTION
----------------------------------------------------------------
          10.32      -- Warrant Agreement, dated May 15, 1997,
                        between U S Liquids Inc. and Sanders
                        Morris Mundy Inc. (Exhibit 10.32 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.33      -- Warrant Agreement among U S Liquids
                        Inc., Van Kasper & Company and Sanders
                        Morris Mundy Inc. (Exhibit 10.33 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-34875),
                        effective September 18, 1997, is hereby
                        incorporated by reference).
          10.34      -- Warrant, dated June 23, 1997, issued by
                        U S Liquids Inc. to Bellmeade Capital

                        Partners (Exhibit 10.34 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
          10.35      -- Warrant, dated June 23, 1997, issued by
                        U S Liquids Inc. to Mark Liebovit
                        (Exhibit 10.35 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          10.36      -- Stock Purchase Agreement, dated
                        September 10, 1996, among Mesa
                        Processing, Inc., Jack C. Wolcott and
                        South Texas By-Products Company, Inc.
                        (Exhibit 10.36 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          10.37      -- Non-Competition Agreement, dated
                        September 10, 1996, between Jack C.
                        Wolcott and Mesa Processing, Inc.
                        (Exhibit 10.37 of the U S Liquids Inc.
                        Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19,
                        1997, is hereby incorporated by
                        reference).
          10.38      -- Stock Distribution Agreement, dated June
                        16, 1997, between U S Liquids Inc. and
                        Earl J. Blackwell (Exhibit 10.38 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.39      -- Stock Distribution Agreement, dated June
                        16, 1997, between U S Liquids Inc. and
                        William M. DeArman (Exhibit 10.39 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
         *10.40      -- Employment Agreement, dated July 2,
                        1997, between U S Liquids Inc. and
                        Michael P. Lawlor (Exhibit 10.40 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.41      -- Warrant, dated January 1, 1998, issued
                        by U S Liquids Inc. to Glenn A. Pratt.
          10.42      -- Amendment No. 1 to Financial Advisory
                        Agreement, dated August 18, 1997,
                        between U S Liquids Inc. and Sanders
                        Morris Mundy Inc. (Exhibit 10.42 of the
                        U S Liquids Inc. Registration Statement
                        on Form S-1 (File No. 333-30065),
                        effective August 19, 1997, is hereby
                        incorporated by reference).
          10.43      -- Agreement and Plan of Merger, dated June
                        16, 1997, among U S Liquids Inc., AWW
                        Acquisition Corp., American WasteWater
                        Inc., William H. Wilson, Jr. and Michael
                        W. Minick. (Exhibit 2.1 of the U S
                        Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated
                        by reference).
          10.44      -- Agreement and Plan of Merger, dated June
                        16, 1997, among U S Liquids Inc., Mesa
                        Acquisition Corp., T&T GS Acquisition
                        Corp., Phoenix F&O Acquisition Corp.,
                        Mesa Processing, Inc., T&T Grease
                        Service, Inc., Phoenix Fats & Oils, Inc.
                        and Thomas B. Blanton. (Exhibit 2.2 of
                        the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-30065), effective August 19, 1997,
                        is hereby incorporated by reference).

        EXHIBIT
          NO.                         DESCRIPTION
----------------------------------------------------------------
          10.45      -- Warrant, dated August 25, 1997, issued
                        by U S Liquids Inc. to Van Kasper &
                        Company. (Exhibit 10.45 of U S Liquids
                        Inc. Registration Statement on Form S-1
                        (File No. 333-34875), effective
                        September 18, 1997, is hereby
                        incorporated by reference).
          10.46      -- Warrant, dated August 25, 1997, issued
                        by U S Liquids Inc. to Sanders Morris
                        Mundy Inc. Exhibit 10.46 of U S Liquids
                        Inc. Registration Statement on Form S-1
                        (File No. 333-34875), effective
                        September 18, 1997, is hereby
                        incorporated by reference).
          10.47      -- Warrant issued by U S Liquids Inc. to
                        Sanders Morris Mundy Inc. (Exhibit 10.47
                        of U S Liquids Inc. Registration
                        Statement on Form S-1 (File No.
                        333-34875), effective September 18,
                        1997, is hereby incorporated by
                        reference).
         +10.48      -- Warrant, dated January 1, 1998, issued
                        by U S Liquids Inc. to John Bailey.
         +21.1       -- List of subsidiaries of U S Liquids Inc.
         +23.1       -- Consent of Arthur Andersen LLP.
         +27.1       -- Financial Data Schedule.

------------

+ Filed herewith

* Management Contract

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

U S LIQUIDS INC.

Date:  March 30, 1998                             By: /s/Michael P. Lawlor
                                                      MICHAEL P. LAWLOR
                                                      CHAIRMAN OF THE BOARD AND
                                                      CHIEF EXECUTIVE OFFICER
Date:  March 30, 1998                             By: /s/W. Gregory Orr
                                                      W. GREGORY ORR
                                                      DIRECTOR, PRESIDENT AND
                                                      CHIEF OPERATING OFFICER
Date:  March 30, 1998                             By: /s/Earl J. Blackwell
                                                      EARL J. BLACKWELL
                                                      CHIEF FINANCIAL OFFICER,
                                                      SENIOR VICE PRESIDENT AND
                                                      SECRETARY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 30, 1998                       By: /s/Michael P. Lawlor
                                                MICHAEL P. LAWLOR
                                                CHAIRMAN OF THE BOARD OF
                                                DIRECTORS
Date:  March 30, 1998                       By: /s/W. Gregory Orr
                                                W. GREGORY ORR
                                                DIRECTOR
Date:  March 30, 1998                       By: /s/William A. Rothrock, IV
                                                WILLIAM A. ROTHROCK, IV
                                                DIRECTOR
Date:  March 30, 1998                       By: /s/James F. McEneaney
                                                JAMES F. MCENEANEY
                                                DIRECTOR
Date:  March 30, 1998                       By: /s/Alfred Tyler 2nd
                                                ALFRED TYLER 2ND
                                                DIRECTOR
Date:  March 30, 1998                       By: /s/Thomas B. Blanton
                                                THOMAS B. BLANTON

                         INDEX TO FINANCIAL STATEMENTS

                                         PAGE
                                        ------
U S LIQUIDS INC.
     Report of Independent Public
     Accountants.....................    F-2
     Consolidated Balance Sheets.....    F-3
     Consolidated Statements of
     Income..........................    F-4
     Consolidated Statements of
     Stockholders' Equity............    F-5
     Consolidated Statements of Cash
     Flows...........................    F-6
     Notes to Consolidated Financial
     Statements......................    F-7
U S LIQUIDS INC. PREDECESSOR
     Report of Independent Public
     Accountants.....................    F-21
     Balance Sheets..................    F-22
     Statements of Income............    F-23
     Notes to Financial Statements...    F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S Liquids Inc.:

     We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 3, 1998

                                U S LIQUIDS INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           DECEMBER 31,
                                       --------------------
                                         1996       1997
                                       ---------  ---------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   5,604  $   2,203
     Accounts receivable, less
      allowances of $265 and $342....      4,843      5,436
     Inventories.....................        339        567
     Prepaid expenses and other
      current assets.................        850        621
                                       ---------  ---------
          Total current assets.......  $  11,636  $   8,827
PROPERTY, PLANT AND EQUIPMENT, net...     34,582     39,110
DEFERRED INCOME TAXES................        100     --
INTANGIBLE ASSETS, net...............         85      6,078
OTHER ASSETS, net....................        448      1,001
                                       ---------  ---------
          Total assets...............  $  46,851  $  55,016
                                       =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      obligations....................  $   5,817  $     792
     Accounts payable................      2,984      2,154
     Accrued liabilities.............      2,147      3,759
     Advances from stockholders and
      related-party notes payable....        465     --
                                       ---------  ---------
          Total current
        liabilities..................  $  11,413  $   6,705
LONG-TERM OBLIGATIONS, net of current
  maturities.........................     23,668     16,644
CELL PROCESSING RESERVE..............      7,732      7,330
CLOSURE AND REMEDIATION RESERVES.....      2,500      3,275
DEFERRED INCOME TAXES................     --            156
                                       ---------  ---------
          Total liabilities..........  $  45,313  $  34,110
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      none issued
     Series A 72 percent
      cumulative preferred stock,
      $1.00 par value, 10,000 shares
      authorized, issued and
      outstanding as of December 31,
      1996...........................  $      10  $  --
     Common stock, $.01 par value,
      30,000,000 shares authorized,
      5,238,875 and 7,303,164 shares
      issued and outstanding.........         52         73
     Additional paid-in capital......      1,379     17,190
     Retained earnings...............         97      3,643
                                       ---------  ---------
          Total stockholders'
        equity.......................  $   1,538  $  20,906
                                       ---------  ---------
          Total liabilities and
             stockholders' equity....  $  46,851  $  55,016
                                       =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
REVENUES.............................  $  11,127  $  14,285  $  38,159
COST OF OPERATIONS...................      9,935     11,790     24,173
                                       ---------  ---------  ---------
     Gross profit....................  $   1,192  $   2,495  $  13,986
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................        863      1,440      5,920
                                       ---------  ---------  ---------
INCOME FROM OPERATIONS...............  $     329  $   1,055  $   8,066
INTEREST EXPENSE, net................        159        397      1,734
OTHER (INCOME) EXPENSE, net..........         18        (88)        41
                                       ---------  ---------  ---------
INCOME BEFORE PROVISION FOR INCOME
  TAXES..............................  $     152  $     746  $   6,291
PROVISION FOR INCOME TAXES...........         49        255      2,416
                                       ---------  ---------  ---------
NET INCOME...........................  $     103  $     491  $   3,875
                                       =========  =========  =========
Basic Earnings per Common Share......  $    0.06  $    0.23  $    0.65
                                       =========  =========  =========
Diluted Earnings per Common Share....  $    0.06  $    0.23  $    0.55
                                       =========  =========  =========
Weighted Average Common Shares
  Outstanding........................      1,700      2,117      5,937
                                       =========  =========  =========
Weighted Average Common and Common
  Equivalent Shares Outstanding......      1,700      2,139      7,078
                                       =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         PREFERRED STOCK        COMMON STOCK        ADDITIONAL    RETAINED
                                        -----------------    -------------------     PAID-IN      EARNINGS
                                        SHARES     AMOUNT     SHARES      AMOUNT     CAPITAL      (DEFICIT)
                                        -------    ------    ---------    ------    ----------    ---------
BALANCE, December 31, 1994...........    10,000    $  10     1,700,000    $  17      $      2      $  (483)
     Net income......................     --        --          --         --          --              103
     Preferred stock dividends.......     --        --          --         --          --               (7)
                                        -------    ------    ---------    ------    ----------    ---------
BALANCE, December 31, 1995...........    10,000    $  10     1,700,000    $  17      $      2      $  (387)
     Net income......................     --        --          --         --          --              491
     Issuance of common stock........     --        --       3,538,875       35           382        --
     Preferred stock dividends.......     --        --          --         --          --               (7)
     Issuance of stock warrants......     --        --          --         --             995        --
                                        -------    ------    ---------    ------    ----------    ---------
BALANCE, December 31, 1996...........    10,000    $  10     5,238,875    $  52      $  1,379      $    97
     Net income......................     --        --          --         --          --            3,875
     Distributions equal to the
       current income taxes of
       limited liability
       corporation...................     --        --          --         --          --             (171)
     Preferred stock dividends.......     --        --          --         --          --              (16)
     Warrants issued in connection
       with initial public
       offering......................     --        --          --         --             551        --
     Common stock issued in initial
       public offering...............     --        --       1,725,000       17        13,497        --
     Retirement of preferred stock...   (10,000)     (10 )      --         --          --            --
     Common stock issued in
       acquisitions..................     --        --         283,039        3         1,579         (142)
     Warrants issued in connection
       with consulting agreement.....     --        --          --         --             184        --
     Common stock options
       exercised.....................     --        --          56,250        1        --            --
                                        -------    ------    ---------    ------    ----------    ---------
BALANCE, December 31, 1997...........     --       $--       7,303,164    $  73      $ 17,190      $ 3,643
                                        =======    ======    =========    ======    ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $     103  $     491  $   3,875
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization...        159        424      2,990
     Non-cash compensation recorded
       through issuance of warrants..     --         --            184
     Net gain on sale of property,
       plant, and equipment..........     --         --            (65)
     Deferred income tax provision
       (benefit).....................         31       (121)        64
Changes in operating assets and
  liabilities, net of amounts
  acquired:
     Accounts receivable, net........       (539)      (105)        68
     Inventories.....................       (288)        44       (228)
     Prepaid expenses and other
     current assets..................        (19)      (635)       479
     Intangible assets...............     --             96        (31)
     Other assets....................        (20)      (209)      (479)
     Accounts payable and accrued
       liabilities...................        946      1,567       (784)
     Closure, remediation and cell
       processing reserves...........     --            (13)      (503)
                                       ---------  ---------  ---------
          Net cash provided by
             operating activities....  $     373  $   1,539  $   5,570
                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property, plant and
  equipment..........................  $    (916) $  (1,795) $  (4,829)
Proceeds from sale of property,
  plant, and equipment...............     --         --            206
Net cash (paid for) acquired through
  acquisitions.......................     --          5,985     (3,234)
                                       ---------  ---------  ---------
          Net cash provided by (used
             in) investing
             activities..............  $    (916) $   4,190  $  (7,857)
                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments to stockholders and related
  parties............................  $      (6) $    (139) $    (465)
Proceeds from issuance of long-term
  obligations........................      1,084      1,152     15,593
Principal payments on long-term
  obligations........................       (564)    (1,650)   (30,111)
Interest accrued on related-party
  notes payable......................         50         56     --
Preferred stock dividends paid.......         (7)    --            (16)
Payments to retire preferred stock...     --         --            (10)
Issuance of common stock.............     --            417     --
Proceeds from initial public offering
  of common stock....................     --         --         14,065
Proceeds from exercise of stock
  options............................     --         --              1
Distributions equal to the current
  income taxes of limited liability
  corporation........................     --         --           (171)
                                       ---------  ---------  ---------
          Net cash provided by (used
             in) financing
             activities..............  $     557  $    (164) $  (1,114)
                                       ---------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................  $      14  $   5,565  $  (3,401)
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD................         25         39      5,604
                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $      39  $   5,604  $   2,203
                                       =========  =========  =========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest..........  $     102  $     339  $   2,169
     Cash paid for income taxes......          2          7      2,745
     Assets acquired under capital
     leases..........................         88     --         --
     Liabilities assumed related to
     acquisitions....................     --         28,725      1,340
     Common stock, warrants and
       options issued for
       acquisitions..................     --            995      1,440

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     U S Liquids Inc. and subsidiaries (collectively "U S Liquids"or the "Company") was founded November 18, 1996, and is a leading provider of services for the collection, processing, disposal and recovery of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as "Campbell Wells" or "the Predecessor" to the extent of the operations so acquired) which were wholly owned subsidiaries of Sanifill, Inc. ("Sanifill"). The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Liquid Waste Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa companies" or "Mesa") and American WasteWater ("AWW"). Each of these acquisitions was accounted for under the pooling-of-interests method of accounting. The Liquid Waste Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company, after elimination of all significant intercompany accounts and transactions. The consolidated financial statements for 1997 represent the operations of the Company, including combined revenues and net income of Mesa and AWW for the pre-acquisition period in 1997 of $7,291,000 and $539,000 respectively, as well as all other acquired companies' operations from their respective dates of acquisition.

  USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

  CONCENTRATIONS OF CREDIT RISK

     Accounts receivable potentially subject the Company to concentrations of credit risk. At December 31, 1996, 41 percent and 16 percent, respectively, of total accounts receivable were associated with two customers. At December 31, 1997, 13 percent of total accounts receivable was associated with one customer. In addition, sales to one customer represented 62 percent and 43 percent of total revenues for the years ended December 31, 1995, and 1996, respectively. Sales to two customers represented 22 percent and 17 percent, respectively, of total revenues for the year ended December 31, 1997.

     The Company's customers are concentrated in the oil and gas industry in Louisiana and Texas, the collection of liquid waste business in Louisiana and Texas and the chemical processing and livestock feed industries in Mexico. Total sales to customers in Mexico represented 82 percent, 70 percent and 31 percent of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively. Accounts receivable from customers in Mexico represented approximately 9 percent and 20 percent of total accounts receivable at December 31, 1996 and 1997, respectively. Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. Additionally, sales are dollar-denominated and the majority of international sales are secured by letters of credit.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  INVENTORIES

     Inventories are stated at the lower of cost or market and, at December 31, 1996 and 1997, consisted of finished grease products of $265,000 and $435,000, respectively, and unprocessed grease of $74,000 and $132,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income or expense. Depreciation is computed using the straight-line method.

  LONG-LIVED ASSETS

     Long-lived assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill) and disposal sites. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets and other long lived assets may warrant revision or that remaining balances may not be recoverable.

  INCOME TAXES

     The Company files a consolidated return for federal income tax purposes. Income taxes for the Company are provided under the liability method considering the income tax effects of transactions reported in the consolidated financial statements which are different from the income tax return. The deferred income tax assets and liabilities represent the future income tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are realized or settled. Prior to May 1997, AWW was a limited liability company (LLC), as defined by the Internal Revenue Code, whereby it was not subject to taxation for federal income tax purposes. Under LLC status, the equity owners reported their shares of AWW's federal taxable earnings or losses on their personal income tax returns. In May 1997, AWW converted to a C Corporation for federal income tax purposes and has recorded current and deferred income tax assets and liabilities existing on the date of conversion.

  CLOSURE AND REMEDIATION RESERVES

     As of December 31, 1997, the closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of the Company's landfarm facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. Management periodically reviews the level of these reserves and will adjust such reserves if estimated costs change over the remaining estimated life of the landfarm facilities. Landfarm facility closure bonds and related letters of credit totaling $4 million are posted with the states of Louisiana and Texas.

  REVENUE RECOGNITION AND CELL PROCESSING RESERVE

     When waste is unloaded at a given site, the Oilfield Waste Division recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred with the treatment of the oilfield waste in order to match revenues with their related costs. The related treatment costs are charged against the reserve as such costs are incurred.

     The Liquid Waste Division recognizes revenue from processing services when material is unloaded at the Company's facilities, if delivered by the customer, or at the time the service is performed, if the

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Company collects the materials from the customer's location. Sales revenue is recognized when the by-product is shipped to the customer.

     The Company's revenues consist of the following:

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1995       1996       1997
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Processing revenues..................  $   1,301  $   2,875  $  25,558
By-product sales.....................      9,796     11,378     12,383
Other revenues.......................         30         32        218
                                       ---------  ---------  ---------
          Total......................  $  11,127  $  14,285  $  38,159
                                       =========  =========  =========

  EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under these provisions, earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1995, 1996, and 1997 is illustrated below:

                                           1995          1996          1997
                                       ------------  ------------  ------------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
     For basic and diluted earnings
     per share --
     Income available to common
     stockholders....................  $        103  $        491  $      3,875
                                       ============  ============  ============
Denominator:
     For basic earnings per share --
     Weighted-average shares.........     1,700,000     2,116,909     5,937,435
Effect of dilutive securities:
     Stock options and warrants......       --             21,657     1,140,670
                                       ------------  ------------  ------------
Denominator:
     For diluted earnings per
     share --
     Weighted-average shares and
     assumed conversions.............     1,700,000     2,138,566     7,078,105
                                       ============  ============  ============

     At December 31, 1997, the Company had 10,000 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

  INSURANCE

     The Company maintains various types of insurance coverage for its business, including, without limitation, commercial general liability and commercial auto liability, workers' compensation and employer liability, pollution legal liability and a general umbrella policy. The Company has not incurred significant claims or losses in excess of its insurance limits during the periods presented in the accompanying consolidated financial statements.

  RISK FACTORS

     An investment in the Company's common stock involves a high degree of risk. Those risks include, but are not limited to, government regulation, dependence on the oil and gas industry and foreign customers,

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

absence of a combined operating history, reliance on key personnel and risks related to the Company's acquisition strategy.

  OTHER

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  ACQUISITIONS:

  1996 ACQUISITIONS

     Effective December 14, 1996, U S Liquids Inc. purchased certain assets and assumed certain liabilities of Campbell Wells by issuing a long-term promissory note for $27,800,000 and warrants to purchase 1,000,000 shares of U S Liquids Inc. common stock at an exercise price of $2.00 per share (the "Campbell Wells Acquisition") to Sanifill. The total purchase price includes a calculation of the fair value of the warrants at their date of issuance using the Black-Scholes pricing model with the following assumptions:

Expected stock price volatility......       35.55%
Risk free interest rate..............        6.35%
Expected life of warrants............     10 years

     The Campbell Wells Acquisition was accounted for under the purchase method of accounting, and the net assets and results of operations since the date of the Campbell Wells Acquisition are included in the consolidated financial statements. Costs were allocated to the net assets acquired based on management's estimate of the fair value of the acquired assets and liabilities at the date of the Campbell Wells Acquisition. The purchase price has been allocated as follows (in thousands):

Acquired assets --
     Cash and cash equivalents.......  $   6,001
     Accounts receivable.............      3,980
     Prepaid expenses and other
     current assets..................         61
     Property, plant and equipment...     30,693
     Deferred income tax asset.......      1,628
     Other assets....................        271
Assumed liabilities --
     Accounts payable and accrued
     liabilities.....................     (1,966)
     Closure, remediation and cell
     processing reserves.............    (10,245)
     Deferred income tax liability...     (1,628)
                                       ---------
          Total purchase price.......  $  28,795
                                       =========

     The following table sets forth unaudited pro forma income statement data to present the effect of the Campbell Wells Acquisition on the Company's results of operations for the years ended December 31, 1995 and 1996. The income statement data for Campbell Wells may not necessarily be indicative of the results of operations that would have been realized had Campbell Wells been operated as a stand-alone entity.

     As a wholly owned subsidiary of Sanifill, Campbell Wells maintained a noninterest bearing intercompany account with Sanifill for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense which would have been recorded in the statements of income had Campbell Wells been operated as a stand-alone entity. The following unaudited pro forma income statement data includes the revenues and net income of the

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) Company, plus the acquired operations of Campbell Wells, as if the Campbell Wells Acquisition was effective on the first day of the year being reported:

                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1995       1996
                                          ---------  ---------
                                             (IN THOUSANDS)
                                              (UNAUDITED)
Revenue.................................  $  26,246  $  31,138
Net income, excluding intercompany
interest expense........................      1,251      2,370

     Pro forma adjustments for all periods included in the preceding table primarily relate to (a) the recording of interest expense on the debt incurred to effect the Campbell Wells Acquisition, (b) the adjustment to depreciation expense to reflect the revaluation of property, plant and equipment in conjunction with the Campbell Wells Acquisition purchase price allocation, (c) the adjustment of insurance expense to reflect the differences in insurance expenses recorded by U S Liquids compared to the intercompany insurance expenses allocated to Campbell Wells from Sanifill, and (d) the related income tax effects of these adjustments. Pro forma balances do not include the effects of the Company's initial public offering.

     The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired operations of Campbell Wells been combined at the beginning of the periods presented.

     In March 1996, Mesa acquired all of the assets of the trap and septic division of a grease processing company through the purchase of assets. In September 1996, Mesa acquired all of the assets and assumed all liabilities of a feed and tallow processing company through the purchase of stock. Mesa paid $16,000 in cash, net of cash acquired, and issued $925,000 of debt obligations in conjunction with both of these acquisitions. Both acquisitions were accounted for under the purchase method of accounting, and the net assets and results of operations of these acquisitions since their respective dates of acquisition are included in the consolidated financial statements.

  1997 ACQUISITIONS

     During the fourth quarter of 1997, the Company completed four acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included in the consolidated financial statements from the dates of such acquisitions. The total costs of acquisitions accounted for under the purchase method were $6,819,000. The consolidated balance sheet as of December 31, 1997, includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $5,726,000.

     In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $27,880,000 with the achieved goals providing approximately $31,125,000 of pre-tax income. The contingent consideration is payable in cash or, in some instances, cash and stock, at the Company's option.

     On October 1, 1997, the Company completed a merger accounted for as a pooling-of-interests, pursuant to which the Company issued 241,410 shares of its common stock in exchange for all outstanding shares of the acquired company. Periods prior to consummation of this merger were not restated to include the accounts and operations of the acquired company as combined results are not materially different from the results as presented.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The unaudited pro forma information set forth below presents the revenues, net income and earnings per share of the Company, plus the acquired operations of Campbell Wells and the 1997 acquisitions as if the acquisitions were effective on the first day of the year being reported:

                                          YEAR ENDED DECEMBER
                                                  31,
                                          --------------------
                                            1996       1997
                                          ---------  ---------
                                             (IN THOUSANDS,
                                          EXCEPT FOR PER SHARE
                                                 DATA)
                                              (UNAUDITED)
Revenue.................................  $  34,766  $  43,307
Net income..............................      2,197      4,334
Basic earnings per common share.........       0.40       0.70
Diluted earnings per common share.......       0.38       0.59

     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets at December 31, 1996 and 1997, consist of the following:

                                            1996       1997
                                          ---------  ---------
                                             (IN THOUSANDS)
Prepaid insurance.......................  $     668  $     152
Prepaid tax deposit.....................     --             51
Current deferred income tax asset.......         86        305
Other...................................         96        113
                                          ---------  ---------
     Total..............................  $     850  $     621
                                          =========  =========

5.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31, 1996 and 1997, consist of the following:

                                           DEPRECIABLE
                                              LIFE         1996       1997
                                           -----------   ---------  ---------
                                             (YEARS)        (IN THOUSANDS)
Landfarm and processing sites...........      25         $  14,781  $  15,289
Land....................................      --               508        739
Buildings and improvements..............     5-39           14,496     17,021
Machinery and equipment.................     3-15            4,260      6,972
Vehicles................................     3-5             1,176      2,602
Furniture and fixtures..................     3-5               255        658
                                                         ---------  ---------
     Total..............................                 $  35,476  $  43,281
Less -- Accumulated depreciation........                      (894)    (4,171)
                                                         ---------  ---------
     Net property, plant and
       equipment........................                 $  34,582  $  39,110
                                                         =========  =========

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  INTANGIBLE ASSETS:

     Intangible assets at December 31, 1996 and 1997, consist of the following:

                                         1996       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Goodwill.............................  $      29  $   5,755
Noncompete agreements................         67        327
Permits..............................     --             81
                                       ---------  ---------
     Total...........................  $      96  $   6,163
Less -- Accumulated amortization.....        (11)       (85)
                                       ---------  ---------
     Net intangible assets...........  $      85  $   6,078
                                       =========  =========

     Intangible assets are recorded at cost and are being amortized on a straight-line basis over five to forty years.

7.  ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1996 and 1997, consist of the following:

                                         1996       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Insurance premium promissory note,
interest rate at 6.0%, due July
1997.................................  $     589  $  --
Accrued interest on related-party
  notes payable......................        204     --
Accrued salaries.....................        161        873
Income and other taxes payable.......        460        709
Accrued professional fees............        303      1,490
Other................................        430        687
                                       ---------  ---------
     Accrued liabilities.............  $   2,147  $   3,759
                                       =========  =========

8.  INCOME TAXES:

     The Company has implemented SFAS No. 109, "Accounting for Income Taxes," which provides for a liability approach to accounting for income taxes. The components of the provision (benefit) for income taxes are as follows:

                                         1995       1996       1997
                                          ---     ---------  ---------
                                               (IN THOUSANDS)
Current --
     Federal.........................  $      12  $     327  $   2,253
     State...........................          6         49         99
                                             ---  ---------  ---------
          Total......................  $      18  $     376  $   2,352
                                             ===  =========  =========
Deferred --
     Federal.........................  $      30  $    (107) $      62
     State...........................          1        (14)         2
                                             ---  ---------  ---------
          Total......................  $      31  $    (121) $      64
                                             ---  ---------  ---------
          Provision for income
             taxes...................  $      49  $     255  $   2,416
                                             ===  =========  =========

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before provision (benefit) for income taxes result from the following:

                                            1995       1996       1997
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Tax at statutory rate...................  $      52  $     253  $   2,202
Add --
     State taxes, net of federal
       benefit..........................          6         24         66
     Nondeductible expenses.............     --         --            157
     Other..............................         (9)       (22)        (9)
                                          ---------  ---------  ---------
          Total.........................  $      49  $     255  $   2,416
                                          =========  =========  =========

     For purposes of the consolidated federal tax return, the Company has net operating loss carryforwards available to offset taxable income of the Company in the future. The net operating loss carryforwards will begin to expire in 2011. In connection with certain acquisitions, ownership changes occurred resulting in various limitations on certain tax attributes. However, the Company expects full utilization of these tax attributes prior to their expiration.

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                            1996       1997
                                          ---------  ---------
                                             (IN THOUSANDS)
Deferred income tax assets --
     Closure and remediation reserves...  $   1,577  $  --
     Accrued expenses...................        184        434
     Net operating losses...............        135         41
     Other..............................         15         74
                                          ---------  ---------
          Total.........................  $   1,911  $     549
                                          ---------  ---------
Deferred income tax liabilities
     Property, plant and equipment......  $  (1,622) $    (167)
     Inventory..........................        (77)    --
     Investment in foreign
       corporation......................     --            (59)
     Other..............................        (26)      (174)
                                          ---------  ---------
          Total.........................  $  (1,725) $    (400)
                                          ---------  ---------
          Net deferred income tax
             assets.....................  $     186  $     149
                                          =========  =========

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Net deferred income tax assets and liabilities are comprised of the following:

                                            1996       1997
                                          ---------  ---------
                                             (IN THOUSANDS)
Current deferred income tax assets
     Gross assets.......................  $      86  $     521
     Gross liabilities..................     --           (216)
           Total, net...................  $      86  $     305
Non-current deferred income tax assets
     Gross assets.......................        100        152
     Gross liabilities..................     --           (308)
                                          ---------  ---------
          Total, net....................  $     100  $    (156)
                                          ---------  ---------
          Net deferred income tax
              assets....................  $     186  $     149
                                          =========  =========

9.  LONG-TERM OBLIGATIONS:

     The Company's long-term obligations at December 31, 1996 and 1997, consist of the following:

                                         1996       1997
                                       ---------  ---------
                                          (IN THOUSANDS)
Revolving Credit Facility............  $  --      $  15,250
Note payable to Sanifill, interest at
  7.5%, due in 19 quarterly
  installments of $1,390,000,
  maturing December 2001, secured by
  substantially all of the assets of
  U S Liquids........................     26,410     --
Notes payable to banks and credit
  institutions, interest ranging from
  5.9% to 13.75%, maturing January
  1997 to June 2014, secured by
  vehicles and equipment.............      1,295     --
Notes payable to individuals,
  interest ranging from
  noninterest-bearing to 18.0%,
  maturing January 1998 to June 2010,
  secured by property, plant and
  equipment..........................      1,707      2,020
Notes payable to a corporation,
  interest at prime rate plus 2.0%,
  (10.5% at December 31, 1997)
  maturing October 2000..............     --            145
Other................................         73         21
Less -- Current maturities of
  long-term obligations..............     (5,817)      (792)
                                       ---------  ---------
                                       $  23,668  $  16,644
                                       =========  =========

     On December 19, 1997, the Company entered into a revolving credit facility with a bank group in the amount of $50,000,000. The initial draw of $15,250,000 was used to pay off the unpaid portion of the note payable to Sanifill, which was not previously repaid with proceeds from the Company's initial public offering. This facility is secured by substantially all of the assets of the Company. Availability under this credit facility is tied to the Company's cash flows and liquidity. The credit facility is available to fund working capital requirements and acquisitions. The credit agreement requires the Company to comply with certain financial covenants and requires the Company to obtain the lenders' consent before making any acquisitions with a purchase price exceeding $7 million, and prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure of senior management without a suitable replacement. Interest on the outstanding balance is due quarterly and the facility matures on December 20, 2000. Advances bear interest, at the Company's option, at the prime rate or London Interbank Offered Rate ("LIBOR"), in each case, plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. The Company has agreed to pay a commitment fee varying from 1/4 to 1/2 of 1 percent per annum on the unused portion of the facility. As of December 31, 1997, the Company had $34,750,000 available under this facility.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Principal payments of long-term debt obligations in excess of one year as of December 31, 1997, are as follows:

                                        LONG-TERM DEBT
                                        --------------
                                        (IN THOUSANDS)
Year ending December 31 --
     1998............................      $    792
     1999............................           389
     2000............................        15,561
     2001............................           149
     2002............................           146
     Thereafter......................           399
                                        --------------
          Total......................      $ 17,436
                                        ==============

     Management estimates that the fair value of its debt obligations approximates the historical value at December 31, 1997.

10.  STOCK OPTIONS AND WARRANTS:

     On November 20, 1996, U S Liquids established a stock option plan which provides, as amended, for a maximum authorized number of shares equal to 15% of all outstanding common stock at the end of each year, not to exceed a total of 3,000,000 shares. Options vest equally in three annual installments, commencing on the first anniversary of the date upon which the options were granted, and expire after being outstanding for a period of 10 years. During June 1997, U S Liquids established a directors' stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter. The directors' stock options vest on the date of grant and expire after 10 years. At December 31, 1997, there were 281,250 nonqualified stock options granted for corporate development purposes which are contingent upon the successful completion of certain corporate development activities and, accordingly, no calculation of the fair value of the nonqualified stock options will be determined or recorded until the realization of such contingencies. The Company issued stock warrants in connection with its' Campbell Wells Acquisition, initial public offering, and as compensation for corporate consulting. Warrants issued in connection with acquisitions or common stock offerings are capitalized based on the fair market value on the date of grant. Stock warrants issued as compensation for consulting activities are expensed as incurred.

     The following table summarizes activity under the Company's stock option plan and warrants granted:

                                               1996                     1997
                                        -------------------      -------------------
                                        OPTIONS    WARRANTS      OPTIONS    WARRANTS
                                        -------    --------      -------    --------
Options and warrants outstanding,
  beginning of year..................     --          --         301,875    1,000,000
     Granted (per share)
          1996 ($.02-$2.00)..........   301,875    1,000,000       --          --
          1997 ($.02-$16.00).........                            529,500     215,000
     Exercised (per share)
          1997 ($.02)................                            (56,250)      --
                                        -------    --------      -------    --------
Options and warrants outstanding, end
  of year............................   301,875    1,000,000     775,125    1,215,000
                                        =======    ========      =======    ========

     The Company accounts for its employee stock options under the Accounting Principles Board Opinion No. 25, in which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant. Had compensation expense for these employee stock options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) and earnings per share would have been reduced to the following amounts (in thousands, except per share data):

                                         1996       1997
                                       ---------  ---------
Net income:
     As reported.....................  $     491  $   3,875
     Pro forma.......................        488      1,726
Basic earnings per share:
     As reported.....................  $    0.23  $    0.65
     Pro forma.......................       0.23       0.29
Diluted earnings per share:
     As reported.....................  $    0.23  $    0.55
     Pro forma.......................       0.23       0.24

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts.

     The fair value of each employee stock option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                           1996           1997
                                        ----------   ---------------
Expected dividend yield..............        0.00%             0.00%
Expected stock price volatility......       35.55%     37.06%-38.78%
Risk-free interest rate..............        6.17%       5.79%-6.47%
Expected life of options.............     10 years          10 years

     During 1997, 529,500 options were granted which had a weighted average fair value of $5.91 per option and a weighted average exercise price of $8.69 per option.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                              OPTIONS OUTSTANDING
  ----------------------------------------------------------------------------
                          NUMBER             WTD. AVG.
     RANGE OF         OUTSTANDING AT         REMAINING            WTD. AVG.
  EXERCISE PRICES        12/31/97         CONTRACTUAL LIFE     EXERCISE PRICE
  ---------------     ---------------     ----------------     ---------------
    $       .02           308,125            9.1                    $ .02
     9.50-13.38           457,000            9.6                     9.71
          16.00            10,000            9.8                    16.00
  ---------------     ---------------        ---               ---------------
    $ .02-16.00           775,125            9.4                    $5.94
  ===============     ===============        ===               ===============

        OPTIONS EXERCISABLE
-----------------------------------
    NUMBER
EXERCISABLE AT         WTD. AVG.
   12/31/97         EXERCISE PRICE
---------------     ---------------
     44,375              $ .02
    --                  --
    --                  --
---------------     ---------------
     44,375              $ .02
===============     ===============

11. COMMITMENTS AND CONTINGENCIES:

  NONCOMPETE AND OILFIELD WASTE DISPOSAL AGREEMENTS

     In conjunction with the Campbell Wells Acquisition, the Company assumed certain rights and obligations pursuant to an earlier sales agreement entered into during 1996 between Sanifill and Newpark Resources, Inc. ("Newpark"), whereby Sanifill sold an unrelated portion of Campbell Wells to Newpark (the "Newpark Transaction"). The Company has assumed Sanifill's position in a noncompete agreement entered into between Sanifill and Newpark in conjunction with the Newpark Transaction, in which Sanifill agreed not to compete with Newpark in the collection of oilfield waste from offshore sources for a period of five years.

     US Liquids has also assumed a disposal agreement entered into between Campbell Wells and Newpark in conjunction with the Newpark Transaction, in which Newpark agreed to deliver, and Campbell Wells agreed to accept at its Louisiana landfarms, certain quantities of oilfield waste each year for 25 years

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

beginning June 1996, for a specified price, subject to adjustment, and at specified annual minimum volume levels.

  LEASES

     The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 27 years. Rent expense was approximately $98,000, $171,000 and $736,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The following table presents future minimum rental payments under noncancelable operating leases:

                                        OPERATING LEASES
                                        -----------------
                                         (IN THOUSANDS)
Year ending December 31 --
          1998.......................        $ 1,141
          1999.......................          1,144
          2000.......................            945
          2001.......................            568
          2002.......................            462
          Thereafter.................          6,959
                                        -----------------
                 Total...............        $11,219
                                        =================

  LEGAL PROCEEDINGS

     Prior to the closing of the Campbell Wells Acquisition, three lawsuits were brought against Campbell Wells based upon the operation of its Bourg, Louisiana landfarm. In one of the lawsuits filed against Campbell Wells, approximately 300 individuals residing in and around Grand Bois, Louisiana are seeking unspecified monetary damages allegedly suffered as a result of (i) odors allegedly emitted by waste received from Exxon Company U.S.A. ("Exxon") at the landfarm in March 1994, and (ii) alleged air, water and soil contamination in connection with ongoing operations at the landfarm. The Company was named as a defendant in this action in January 1998. Trial in this matter on the claims of ten plaintiffs is set to commence in the 17th Judicial District Court for the Parrish of Lafourche, Louisiana on July 13, 1998. A second lawsuit, brought by one individual, seeks unspecified monetary damages allegedly suffered as a result of odors allegedly emitted by waste received from Exxon at the landfarm in March 1994. This lawsuit is also pending in the 17th Judicial District Court for the Parrish of Lafourche, Louisiana and trial is set to commence on July 13, 1998. The Company has not yet been named as a defendant in this action. In the third lawsuit, six individuals filed suit on March 7, 1996 against Campbell Wells in the Civil District Court for the Parrish of Orleans, Louisiana, seeking preliminary and permanent injunctive relief against certain treatment operations conducted at the Bourg, Louisiana landfarm which the plaintiffs contend have resulted and will result in adverse health effects by way of emissions of alleged air pollutants. The plaintiffs' request for a preliminary injunction was heard during the summer of 1996. On December 30, 1996, the court entered an order granting in part and denying in part the relief requested by the plaintiffs. Specifically, the court found that there was no evidence that emissions resulting from the treatment operations complained of equaled or exceeded any relevant safety standard, health standard or occupational standard and, therefore, denied the plaintiffs' request for a temporary injunction prohibiting such treatment operations. The court did, however, preliminarily enjoin Campbell Wells (and, thus, indirectly the Company) from treating waste received from Exxon in March 1994 in one particular treatment cell located within 500 feet of a building in which one of the plaintiffs resides. In connection therewith, the court ordered that the Commissioner of the Louisiana Department of Conservation be made a party to the litigation and substituted for the plaintiffs on the limited issue of whether Campbell Wells has violated the location criteria for the particular treatment cell involved. The Company was named as a defendant in this action in January 1998. No trial date has been

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

set for the plaintiffs' request for permanent injunctive relief; however, based upon the court's rulings from the preliminary injunction trial and initial discussions with the Louisiana Department of Conservation, the Company believes that permanent injunctive relief that might be entered in the action will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     Prior to the closing of the Campbell Wells Acquisition, a class action lawsuit was filed in the Civil District Court for the Parrish of Orleans, Louisiana against Campbell Wells seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at its Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this lawsuit; however, there can be no assurance that the Company will not subsequently be named as a defendant in this lawsuit.

     In connection with the Campbell Wells Acquisition, Sanifill agreed, with certain enumerated exceptions, to retain responsibility for all liabilities of Campbell Wells as of the closing date of the Campbell Wells Acquisition including, without limitation, the contingent liabilities associated with such lawsuits. The obligation of Sanifill to indemnify the Company is limited to $10 million.

     In March 1998, the Company was dismissed as a defendant in a lawsuit originally filed by Waste Facilities, Inc. in 1994 against Campbell Wells and others in the District Court of Jim Wells County, Texas.

     In February 1997, an action entitled JUDY GARCIA, ET AL V. RE-CLAIM ENVIRONMENTAL was filed in the 51st Judicial District Court of Harris County, Texas. This action was brought by the residents of an apartment complex located adjacent to one of the Company's processing facilities and alleges that the defendant is guilty of nuisance, trespass, negligence and gross negligence by reason of its pollution of the air, soil and ground and surface water and the release of noxious odors. The plaintiffs have requested unspecified monetary damages. The Company denies liability and intends to vigorously defend the action.

     The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  SEGMENT INFORMATION:

     The Company has two reporting business segments: Oilfield Waste and Liquid Waste. The following is a summary of key business segment information:

                                            1995       1996       1997
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Revenue --
     Oilfield Waste.....................  $  --      $     826  $  19,948
     Liquid Waste.......................     11,127     13,459     18,211
                                          ---------  ---------  ---------
          Total.........................  $  11,127  $  14,285  $  38,159
                                          =========  =========  =========
Income from operations --
     Oilfield Waste.....................  $  --      $     126  $   9,341
     Liquid Waste.......................        329        929      1,929
     Corporate..........................     --         --         (3,204)
                                          ---------  ---------  ---------
          Total.........................  $     329  $   1,055  $   8,066
                                          =========  =========  =========
Identifiable assets --
     Oilfield Waste.....................  $  --      $  41,152  $  34,071
     Liquid Waste.......................      3,007      5,699     17,870
     Corporate..........................     --         --          3,075
                                          ---------  ---------  ---------
          Total.........................  $   3,007  $  46,851  $  55,016
                                          =========  =========  =========
Depreciation and amortization expense --
     Oilfield Waste.....................  $  --      $      78  $   2,266
     Liquid Waste.......................        159        346        645
     Corporate..........................     --         --             79
                                          ---------  ---------  ---------
          Total.........................  $     159  $     424  $   2,990
                                          =========  =========  =========
Capital expenditures --
     Oilfield Waste.....................  $  --      $  --      $   2,042
     Liquid Waste.......................        916      1,795      2,278
     Corporate..........................     --         --            509
                                          ---------  ---------  ---------
          Total.........................  $     916  $   1,795  $   4,829
                                          =========  =========  =========

13. SUBSEQUENT EVENTS (UNAUDITED):

     Subsequent to December 31, 1997, the Company acquired four businesses engaged in the collection, treatment and disposal of liquid wastes for approximately $4,420,000 in cash, $1,781,000 in assumed debt, 20,000 stock warrants and 189,865 shares of the Company's common stock using the purchase method of accounting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S Liquids Inc.:

     We have audited the accompanying balance sheets of the U S Liquids Inc. Predecessor, which represents certain assets acquired and liabilities assumed by U S Liquids Inc. from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (collectively "Campbell Wells") which were wholly-owned subsidiaries of Sanifill, Inc., as of December 31, 1995 and December 13, 1996, and the related statements of income for the years ended December 31, 1994 and 1995 and for the period ended December 13, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2, the accompanying financial statements have been prepared pursuant to the purchase agreement effective December 14, 1996, between Sanifill, Inc. and U S Liquids Inc. and were prepared for the purpose of complying with Rule 3-05 of Regulation S-X of the Securities and Exchange Commission and are not intended to be a complete presentation of Campbell Wells' assets, liabilities, operating results or cash flows on a stand-alone basis.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of the U S Liquids Inc. Predecessor as of December 31, 1995 and December 13, 1996, and the results of its operations for the years ended December 31, 1994 and 1995 and for the period ended December 13, 1996, pursuant to the purchase agreement referred to in Note 2 and in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
June 26, 1997
(March 3, 1998
with respect to note 8)

                          U S LIQUIDS INC. PREDECESSOR
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                        DECEMBER 31,    DECEMBER 13,
                                            1995            1996
                                        ------------    ------------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $    286        $  6,001
     Accounts receivable, less
      allowance of $200 and $172.....        6,393           4,053
     Prepaid expenses and other
     current assets..................          324              61
                                        ------------    ------------
          Total current assets.......     $  7,003        $ 10,115
PROPERTY, PLANT AND EQUIPMENT, net...       53,295          49,553
OTHER ASSETS.........................          243             232
                                        ------------    ------------
          Total assets...............     $ 60,541        $ 59,900
                                        ============    ============
  LIABILITIES AND NET INTERCOMPANY
               BALANCE
CURRENT LIABILITIES:
     Accounts payable................     $  2,875        $  1,621
     Accrued liabilities.............          115             336
                                        ------------    ------------
          Total current
        liabilities..................     $  2,990        $  1,957
CELL PROCESSING RESERVE..............        7,803           7,745
CLOSURE AND REMEDIATION RESERVES.....        2,619           1,969
DEFERRED INCOME TAXES................       12,571          14,554
                                        ------------    ------------
          Total liabilities..........     $ 25,983        $ 26,225
COMMITMENTS AND CONTINGENCIES
NET INTERCOMPANY BALANCE.............       34,558          33,675
                                        ------------    ------------
          Total liabilities and net
             intercompany balance....     $ 60,541        $ 59,900
                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                          U S LIQUIDS INC. PREDECESSOR
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                            YEAR ENDED
                                           DECEMBER 31,       PERIOD ENDED
                                       --------------------   DECEMBER 13,
                                         1994       1995          1996
                                       ---------  ---------   -------------
REVENUES.............................  $  14,847  $  15,119      $16,853
COST OF OPERATIONS...................      7,478      8,635        9,136
                                       ---------  ---------   -------------
     Gross profit....................  $   7,369  $   6,484      $ 7,717
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      2,626      2,989        2,524
                                       ---------  ---------   -------------
     Income from operations..........  $   4,743  $   3,495      $ 5,193
INTEREST EXPENSE, excluding
  intercompany interest expense......        105        246          353
OTHER INCOME, net....................       (176)       (51)         (97)
                                       ---------  ---------   -------------
INCOME BEFORE PROVISION FOR INCOME
  TAXES..............................  $   4,814  $   3,300      $ 4,937
PROVISION FOR INCOME TAXES...........      1,945      1,400        2,044
                                       ---------  ---------   -------------
NET INCOME...........................  $   2,869  $   1,900      $ 2,893
                                       =========  =========   =============

   The accompanying notes are an integral part of these financial statements.

                          U S LIQUIDS INC. PREDECESSOR
                         NOTES TO FINANCIAL STATEMENTS

1.  THE ACQUISITION:

     Effective December 13, 1996, U S Liquids Inc. ("U S Liquids") purchased certain assets and assumed certain liabilities of Campbell Wells, L.P. and Campbell Wells NORM L.P. ("Campbell Wells" the "U S Liquids Inc.
Predecessor," or the "Company"), which were wholly-owned subsidiaries of Sanifill, Inc. ("Sanifill"), by issuing a long-term promissory note for $27.8 million and warrants to purchase 1,000,000 shares of U S Liquids common stock at an exercise price of $2.00 per share (the "Campbell Wells Acquisition").
Assets not purchased and excluded from the accompanying predecessor financial statements for all periods presented include transfer stations and other related assets of Campbell Wells previously sold by Sanifill to Newpark Resources, Inc. (the "Newpark Transaction").

     The Company treats and disposes oilfield waste generated in the exploration for and production of oil and natural gas. The Company has treatment facilities located in Louisiana and Texas that service the Gulf Coast region of the United States. The Company also treats oilfield naturally occurring radioactive material at its treatment facility at Lacassine, Louisiana.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     These financial statements have been prepared to present the financial position and results of operations of Campbell Wells related to the assets acquired and liabilities assumed by U S Liquids Inc. under the terms of the Campbell Wells Acquisition described in Note 1 and in conformity with generally accepted accounting principles.

     The balance sheets and statements of income may not necessarily be indicative of the financial position or results of operations that would have been realized had Campbell Wells been operated as a stand-alone entity. The statements of income include the amounts allocated by Sanifill to Campbell Wells for selling, general and administrative expenses based on a percentage of revenues and direct payroll based costs. Management believes this allocation is reasonable.

     As a wholly-owned subsidiary of Sanifill, Campbell Wells maintained a noninterest-bearing intercompany account with Sanifill for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases, and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense which would have been recorded in the accompanying statements of income had Campbell Wells been operated as a stand-alone entity. Sanifill did not maintain debt balances specifically related to the operations of Campbell Wells nor did Sanifill allocate any interest charges to Campbell Wells relating to Sanifill's corporate debt. The interest expense reflected in the accompanying statements of income represents the interest portion of capital lease payments which were paid by Sanifill and directly charged to Campbell Wells.

     Due to the manner in which Sanifill intercompany transactions were recorded and also due to carve out matters relating to intercompany transactions associated with the portion of Campbell Wells which was sold by Sanifill to Newpark, it is not feasible to present a detailed analysis of transactions reflected in the intercompany balance with Sanifill. The change in the intercompany balance with Sanifill (net of income) was ($409,000), $462,000, and $3,776,000 for the years ended December 31, 1994, 1995 and for the period ended December 13, 1996, respectively.

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     It is also not feasible to present complete statements of cash flows, including unaudited interim cash flow data, due to the nature and manner of recording of intercompany transactions; however, the following information presents certain cash flow data related to the operations of Campbell Wells:

                             CASH FLOW INFORMATION

                                               YEAR ENDED
                                              DECEMBER 31,       PERIOD ENDED
                                          --------------------   DECEMBER 13,
                                            1994       1995          1996
                                          ---------  ---------   ------------
                                                    (IN THOUSANDS)
Cash flows from operating activities
     Net income.........................  $   2,869  $   1,900     $  2,893
     Adjustments to reconcile net income
       to net cash provided by operating
       activities
          Depreciation..................      2,860      3,025        2,594
          Deferred income tax provision
             (benefit)..................      1,234       (413)       1,983
          Changes in operating assets
             and liabilities
               Accounts receivable......     (3,118)       706        2,340
               Prepaid expenses and
                  other current
                  assets................         (8)      (130)         263
               Other assets.............        (41)        58           11
               Accounts payable and
                  accrued liabilities...       (228)     1,812       (1,033)
               Closure, remediation and
                  cell processing
                  reserves..............        340       (148)        (708)
                                          ---------  ---------   ------------
Net cash provided by operating
  activities............................  $   3,908  $   6,810     $  8,343
                                          =========  =========   ============

  USE OF ESTIMATES

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets acquired and liabilities assumed, the disclosure of contingent assets acquired and liabilities assumed at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

  CONCENTRATIONS OF CREDIT RISK

     Accounts receivable potentially subject the Company to concentrations of credit risk. At December 31, 1995, two customers accounted for 17 percent and 11 percent, respectively, of the total accounts receivable balance. At December 13, 1996, 19 percent and 50 percent of the total accounts receivable are associated with two customers, respectively.

     In 1994, one customer accounted for 19 percent of total revenues. During 1995, two customers accounted for 33 percent and 22 percent, respectively, of total revenues. During 1996, two customers accounted for 41 percent and 31 percent, respectively, of total revenues.

     The Company's customers are concentrated in the oil and gas industry in Louisiana and Texas.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment is recorded at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income or expense. Depreciation is computed using the straight-line method.

  CLOSURE AND REMEDIATION RESERVES

     The closure and remediation reserves represent accruals for the total estimated future costs associated with the ultimate closure of the Company's landfarm facilities, including costs of decommissioning and statutory monitoring costs required during the closure and subsequent postclosure periods. Management periodically reviews the level of these reserves and adjusts them to reflect its current estimate of the total costs necessary to complete the closure and remediation of its landfarm facilities. In conjunction with U S Liquids' acquisition of certain assets and assumption of certain liabilities of Campbell Wells, Sanifill has agreed to maintain landfarm facility closure bonds and related letters of credit totalling $4 million posted with the states of Louisiana and Texas through December 31, 1997, at which time U S Liquids will replace these closure bonds and letters of credit with similar instruments.

  REVENUE RECOGNITION AND CELL PROCESSING RESERVE

     When waste is unloaded at a given site, Campbell Wells recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred with the treatment of the oil field waste in order to match revenues with their related costs. The related treatment costs are charged against the reserve as such costs are incurred.

  INCOME TAXES

     The operations of Campbell Wells were included in the consolidated U.S. federal income tax return of Sanifill, Inc., and no allocations of income taxes were reflected in the historical statements of operations. For purposes of these predecessor financial statements, current and deferred income taxes have been provided on a separate return basis.

  NEW ACCOUNTING STANDARD

     Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under these provisions, the Company reviews certain long-lived assets for impairment whenever events indicate that the carrying amount of an asset may not be recoverable and recognizes an impairment loss under certain circumstances in the amount by which the carrying value exceeds the fair value of the asset. In making this assessment, the Company considered the estimated future undiscounted cash flows of the Company's long-lived assets on the basis of continuing operations, versus the current market value of such assets on a held for sale basis. The adoption of SFAS No. 121 had no impact on the Company's financial position or results of operations.

3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets at December 31, 1995, and December 13, 1996, consist of the following:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Closure bond.........................  $     211  $      --
Prepaid expenses.....................         33         43
Notes receivable, current portion....         33         16
Other................................         47          2
                                       ---------  ---------
     Total...........................  $     324  $      61
                                       =========  =========

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31, 1995, and December 13, 1996, consist of the following:

                                     DEPRECIABLE LIFE       1995        1996
                                     -----------------   ----------  ----------
                                          (YEARS)            (IN THOUSANDS)
Landfarm and treatment facilities.             25        $   56,732  $   56,573
Buildings and improvements........          10-12               532         659
Machinery and equipment...........            3-5             7,494       6,445
Vehicles..........................            3-5               826         755
Furniture and fixtures............              3               355         359
                                                         ----------  ----------
          Total...................                       $   65,939  $   64,791
Less accumulated depreciation.....                          (12,644)    (15,238)
                                                         ----------  ----------
          Total...................                       $   53,295  $   49,553
                                                         ==========  ==========

     Included in property, plant and equipment at December 31, 1995, and December 13, 1996 are approximately $3,133,000 and $3,133,000, respectively, of assets held under capital leases.

5.  OTHER ASSETS:

     Other assets at December 31, 1995, and December 13, 1996, consist of the following:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Note receivable......................  $     196  $     196
Other................................         47         36
                                       ---------  ---------
          Total......................  $     243  $     232
                                       =========  =========

6.  ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1995, and December 13, 1996, consist of the following:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Engineering and testing fees.........  $      13  $     140
Repairs and maintenance..............     --             96
Accrued salaries and benefits........         21         55
Escrow deposits......................         34     --
Accrued commissions..................         33     --
Other................................         14         45
                                       ---------  ---------
          Total......................  $     115  $     336
                                       =========  =========

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES:

     The components of the provision (benefit) for income taxes are as follows:


                                            YEAR ENDED
                                           DECEMBER 31,       PERIOD ENDED
                                       --------------------   DECEMBER 13,
                                         1994       1995          1996
                                       ---------  ---------   -------------
                                                  (IN THOUSANDS)
Current
     Federal.........................  $   2,750  $   1,622      $    40
     State...........................     (2,039)       191           21
                                       ---------  ---------   -------------
          Total......................  $     711  $   1,813      $    61
                                       ---------  ---------   -------------
Deferred
     Federal.........................  $  (1,211) $    (511)     $ 1,580
     State...........................      2,445         98          403
                                       ---------  ---------   -------------
          Total......................  $   1,234  $    (413)     $ 1,983
                                       ---------  ---------   -------------

                                        $1,945     $1,400        $2,044
                                       =========  =========   =============

     The difference in income taxes provided (benefited) and the amounts determined by applying the federal statutory tax rate to income (loss) before provision (benefit) for income taxes result from the following:

                                            YEAR ENDED
                                           DECEMBER 31,       PERIOD ENDED
                                       --------------------   DECEMBER 13,
                                         1994       1995          1996
                                       ---------  ---------   -------------
                                                  (IN THOUSANDS)
Tax at statutory rate................  $   1,585  $   1,104      $ 1,676
Add (deduct)
     State income taxes, net of
       federal benefit...............        269        191          280
     Nondeductible expenses..........         91        105           88
                                       ---------  ---------   -------------
          Total......................  $   1,945  $   1,400      $ 2,044
                                       =========  =========   =============

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                        DECEMBER 31,      DECEMBER 31,
                                            1995              1996
                                        ------------      ------------
                                                (IN THOUSANDS)
Deferred income tax liabilities
     Property and equipment..........     $ (4,511)         $ (4,767)
     Landfarm treatment facility.....      (14,287)          (14,286)
     Other...........................       (1,729)           (2,924)
                                        ------------      ------------
          Total......................     $(20,527)         $(21,977)
                                        ============      ============
Deferred income tax assets
     Closure accrual.................     $  2,015          $  1,967
     Depletion.......................        2,338             2,344
     Processing reserve..............        3,373             3,373
     Other...........................          230              (261)
                                        ------------      ------------
          Total......................     $  7,956          $  7,423
                                        ------------      ------------
          Net deferred income tax
             liabilities.............     $ 12,571          $ 14,554
                                        ============      ============

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES:

  NONCOMPETE AGREEMENT

     Under the terms of the Newpark Transaction, Campbell Wells and Sanifill agreed not to compete with Newpark Resources, Inc., in the collection of oilfield waste from offshore sources for a period of five years. This agreement was assumed by U S Liquids pursuant to the Campbell Wells Acquisition.

  OILFIELD WASTE DISPOSAL AGREEMENT

     In connection with the Newpark Transaction, Campbell Wells signed a disposal agreement dated June 4, 1996, in which Newpark Resources, Inc., agreed to deliver, and Campbell Wells agreed to accept at its Louisiana landfarms, certain quantities of oilfield waste each year for 25 years beginning June 1996, for a specified price, subject to adjustment, and at specified annual minimum volume levels. This agreement was assumed by U S Liquids pursuant to the Campbell Wells Acquisition.

  LEASES

     The Company leases office facilities under noncancelable leases. Rent expense was approximately $214,000, $202,000 and $214,000 for the years ended December 31, 1994 and 1995, and for the period ended December 13, 1996, respectively.

  LEGAL PROCEEDINGS

     Prior to the closing of the Campbell Wells Acquisition, three lawsuits were brought against Campbell Wells based upon the operation of its Bourg, Louisiana landfarm. In one of the lawsuits filed against Campbell Wells, approximately 300 individuals residing in and around Grand Bois, Louisiana are seeking unspecified monetary damages allegedly suffered as a result of (i) odors allegedly emitted by waste received from Exxon Company U.S.A. ("Exxon") at the landfarm in March 1994, and (ii) alleged air, water and soil contamination in connection with ongoing operations at the landfarm. The Company was named as a defendant in this action in January 1998. Trial in this matter on the claims of ten plaintiffs is set to commence in the 17th Judicial District Court for the Parrish of Lafourche, Louisiana on July 13, 1998. A second lawsuit, brought by one individual, seeks unspecified monetary damages allegedly suffered as a result of odors allegedly emitted by waste received from Exxon at the landfarm in March 1994. This lawsuit is also pending in the 17th Judicial District Court for the Parrish of Lafourche, Louisiana and trial is set to commence on July 13, 1998. The Company has not yet been named as a defendant in this action. In the third lawsuit, six individuals filed suit on March 7, 1996 against Campbell Wells in the Civil District Court for the Parrish of Orleans, Louisiana, seeking preliminary and permanent injunctive relief against certain treatment operations conducted at the Bourg, Louisiana landfarm which the plaintiffs contend have resulted and will result in adverse health effects by way of emissions of alleged air pollutants. The plaintiffs' request for a preliminary injunction was heard during the summer of 1996. On December 30, 1996, the court entered an order granting in part and denying in part the relief requested by the plaintiffs. Specifically, the court found that there was no evidence that emissions resulting from the treatment operations complained of equaled or exceeded any relevant safety standard, health standard or occupational standard and, therefore, denied the plaintiffs' request for a temporary injunction prohibiting such treatment operations. The court did, however, preliminarily enjoin Campbell Wells (and, thus, indirectly the Company) from treating waste received from Exxon in March 1994 in one particular treatment cell located within 500 feet of a building in which one of the plaintiffs resides. In connection therewith, the court ordered that the Commissioner of the Louisiana Department of Conservation be made a party to the litigation and substituted for the plaintiffs on the limited issue of whether Campbell Wells has violated the location criteria for the particular treatment cell involved. The Company was named as a defendant in this action in January 1998. No trial date has been set for the plaintiffs' request for permanent injunctive relief; however, based upon the court's rulings from the preliminary injunction trial and initial discussions with the Louisiana Department of Conservation, the

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Company believes that permanent injunctive relief that might be entered in the action will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     Prior to the closing of the Campbell Wells Acquisition, a class action lawsuit was filed in the Civil District Court for the Parrish of Orleans, Louisiana against Campbell Wells seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this lawsuit; however, there can be no assurance that the Company will not subsequently be named as a defendant in this lawsuit.

     In the Campbell Wells Acquisition Agreement, Sanifill agreed, with certain enumerated exceptions, to retain responsibility for all liabilities of Campbell Wells as of the closing date of the Campbell Wells Acquisition including, without limitation, the contingent liabilities associated with such lawsuits. The obligation of Sanifill to indemnify the Company is limited to $10 million.

     In March 1998, the Company was dismissed as a defendant in a lawsuit originally filed by Waste Facilities, Inc. in 1994 against Campbell Wells and others in the District Court of Jim Wells County, Texas.

                                US LIQUIDS INC.
                                   FORM 10-K
                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           4.2       --   Credit Agreement, dated December 17, 1997, among U S Liquids Inc., Bank of America
                          National Trust and Savings Association, as agent and issuing bank, BankBoston, N.A. and
                          Wells Fargo Bank, N.A.
           4.3       --   Note, dated December 17, 1997, of U S Liquids Inc. payable to Bank of America National
                          Trust and Savings Association.
           4.4       --   Note, dated December 17, 1997, of U S Liquids Inc. payable to BankBoston, N.A.
           4.5       --   Note, dated December 17, 1997, of U S Liquids Inc. payable to Wells Fargo Bank, N.A.
           4.6       --   Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association.
           4.7       --   Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association.
          10.15      --   Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and W. Gregory
                          Orr.
          10.16      --   Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and Earl J.
                          Blackwell.
          10.17      --   Asset Purchase Agreement, dated December 15, 1997, among U S Liquids Inc., Mesa
                          Processing, Inc., Waste Technologies, Inc., Kirk Johnson, Norman Johnson, John Jetelina
                          and Ron McMahan.
          10.41      --   Warrant, dated January 1, 1998, issued by U S Liquids Inc. to Glenn A. Pratt.
          10.48      --   Warrant, dated January 1, 1998, issued by U S Liquids Inc. to John Bailey.
          21.1       --   List of subsidiaries of U S Liquids Inc.
          23.1       --   Consent of Arthur Andersen LLP.
          27.1       --   Financial Data Schedule.