Form 10-Q
period 1998-03-31
U S LIQUIDS INC
filed 1998-05-15
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Common Stock, $.01 par value
                      8,516,211 shares as of May 14, 1998

                                       U S LIQUIDS INC.
                        FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998
                                             INDEX

PART I - FINANCIAL INFORMATION

                                                                        Page

 Item 1 -  Financial Statements:

           - Unaudited Condensed  Consolidated Balance Sheets as
               of December 31, 1997 and March 31, 1998................... 3
           - Unaudited Condensed Consolidated Statements of Income for the three months ended March 31, 1997 and March
               31, 1998.................................................. 4

           - Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1998.................................................. 5
        - Notes to Condensed Consolidated Financial Statements........... 6

 Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................... 11

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings.............................................. 16

 Item 2 - Changes in Securities and Use of Proceeds...................... 18

 Item 3 - Defaults Upon Senior Securities................................ 18

 Item 4 - Submission of Matters to a Vote of Security Holders............ 18

 Item 5 - Other Information.............................................. 18

 Item 6 - Exhibits and Reports on Form 8-K............................... 19

Signature................................................................ 22

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                       U S LIQUIDS INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          DECEMBER 31, MARCH 31,
                   ASSETS                                     1997      1998
                                                              ----     ----
                                                                     (UNAUDITED)
CURRENT ASSETS:
       Cash and cash equivalents ...........................  $ 2,203  $ 5,733
       Accounts receivable, less allowances of $342 and
         $353 (unaudited) ..................................    5,436    7,155
       Inventories .........................................      567      447
       Prepaid expenses and other current assets ...........      621      955
                                                              -------  -------
             Total current assets ..........................    8,827   14,290
PROPERTY, PLANT AND EQUIPMENT, net .........................   39,110   40,501
INTANGIBLE ASSETS, net .....................................    6,078   14,402
OTHER ASSETS, net ..........................................    1,001    1,047
                                                              -------  -------
             Total assets ..................................  $55,016  $70,240
                                                              =======  =======

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term obligations .........  $   792   $1,258
       Accounts payable ....................................    2,154    3,081
       Accrued liabilities .................................    3,759    4,473
                                                              -------  -------
             Total current liabilities .....................  $ 6,705  $ 8,812
LONG-TERM OBLIGATIONS, net of current maturities ...........   16,644   25,346
CELL PROCESSING RESERVE ....................................    7,330    7,129
CLOSURE AND REMEDIATION RESERVES ...........................    3,275    3,221
DEFERRED INCOME TAXES ......................................      156      308
                                                              -------  -------
             Total liabilities .............................  $34,110  $44,816
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,000,000 shares
         authorized, none issued ...........................  $  --    $  --
       Common stock, $.01 par value, 30,000,000 shares
         authorized, 7,303,164 and 7,499,022
         (unaudited) shares issued and outstanding .........       73       75
       Additional paid-in capital ..........................   17,190   20,171
       Retained earnings ...................................    3,643    5,178
                                                              -------  -------
             Total stockholders' equity ....................  $20,906  $25,424
                                                              -------  -------
             Total liabilities and stockholders' equity ....  $55,016  $70,240
                                                              =======  =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       U S LIQUIDS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              ------------------
                                                                1997      1998
                                                                ----      ----
                                                                  (UNAUDITED)

REVENUES ................................................... $ 7,862   $ 12,343
OPERATING EXPENSES (exclusive of $608 and $924 of
     depreciation and amortization) ........................   4,675      7,011
DEPRECIATION AND AMORTIZATION ..............................     633        987
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (exclusive of $25 and $63 of depreciation and
     amortization) .........................................     690      1,467
                                                             -------    -------
INCOME FROM OPERATIONS ..................................... $ 1,864   $  2,878
INTEREST EXPENSE, net ......................................     509        346
OTHER INCOME, net ..........................................     (28)        (5)
                                                             --------  --------

INCOME BEFORE PROVISION FOR INCOME
   TAXES ................................................... $ 1,383   $  2,537
PROVISION FOR INCOME TAXES .................................     504      1,002
                                                            --------   --------

NET INCOME ................................................. $   879   $  1,535
                                                            ========   ========

BASIC EARNINGS PER COMMON SHARE ............................$   0.17   $   0.21
                                                            ========   ========

DILUTED EARNINGS PER COMMON AND COMMON
    EQUIVALENT SHARE .......................................$   0.16   $   0.18
                                                            ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................   5,239      7,439
                                                            ========   ========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING .....................................   5,418      8,737
                                                            ========   ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          U S LIQUIDS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                   -------------------
                                                                   1997          1998
                                                                   ----          ----
                                                                      (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..................................................$   879   $ 1,535
     Adjustments to reconcile net income to net cash provided
         by operating activities:

       Depreciation and amortization .............................    633       987
       Net gain on sale of property, plant, and equipment ........   --          (1)
       Deferred income tax provision (benefit) ...................   (226)      152
       Changes in operating assets and liabilities, net of
         amounts acquired:
       Accounts receivable, net ..................................  1,107    (1,508)
       Inventories ...............................................    (83)      120
       Prepaid expenses and other current assets .................     18      (326)
       Intangible assets .........................................   --         (36)
       Other assets ..............................................    (41)      (46)
       Accounts payable and accrued liabilities ..................   (178)    1,350
       Closure, remediation and cell processing reserves .........   (153)     (255)
                                                                  -------   -------
         Net cash provided by operating activities ...............$ 1,956   $ 1,972
                                                                  -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to property, plant and equipment ..................$  (544)  $(1,485)
     Proceeds from sale of property, plant, and equipment ........   --           9
     Net cash paid for acquisitions ..............................   --      (5,101)
                                                                  -------    -------
         Net cash used in investing activities ...................$  (544)  $(6,577)
                                                                  -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payments to stockholders and related parties ................$   (27)  $  --
     Proceeds from issuance of long-term obligations .............     97     9,500
     Principal payments on long-term obligations ................. (4,329)   (1,365)
     Interest accrued on related-party notes payable .............     14      --
                                                                  -------   -------
         Net cash provided by (used in) financing activities .....$(4,245)  $ 8,135
                                                                  -------   -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ..............................................$(2,833)  $ 3,530

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................  5,604     2,203
                                                                  -------   -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................$ 2,771   $ 5,733
                                                                  =======   =======

SUPPLEMENTAL DISCLOSURES:

     Cash paid for interest ......................................$   599   $   345
     Cash paid for income taxes ..................................     23       670
     Liabilities assumed related to acquisitions .................   --         950
     Common stock, warrants and options issued for
       acquisitions ..............................................   --       2,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          U S LIQUIDS INC.

                  NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

        It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

2.      INVENTORIES

        Inventories are stated at the lower of cost or market and, at December 31, 1997 and March 31, 1998, consisted of finished grease products of $435,000 and $388,000, respectively, and unprocessed grease of $132,000 and $59,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3.      EARNINGS PER SHARE

        Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under these provisions, earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 1997 and 1998 is illustrated below:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            1997           1998
                                                 ------------------- -----------
                                                               (UNAUDITED)

Numerator:

        For basic and diluted earnings per share --    $      879     $    1,535
        Income available to common stockholders        ==========     ==========

Denominator:

        For basic earnings per share --
        Weighted-average shares...............          5,238,875      7,438,910
Effect of dilutive securities:
        Stock options and warrants............            179,055      1,298,028
                                                       ----------     ----------
Denominator:
        For diluted earnings per share --
        Weighted-average shares and assumed
        conversions...........................      $   5,417,930    $ 8,736,938
                                                       ===========   ===========

4.      NEW ACCOUNTING PRONOUNCEMENTS

        In March 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP provides guidance with respect to accounting for the various types of costs incurred for computer software developed or obtained for the Company's use. The Company intends to adopt SOP 98-1 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

        In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". At adoption, SOP 98-5 requires the Company to write off any unamortized start-up costs as a cumulative change in accounting principle and expense all future start-up costs as they are incurred. The Company intends to adopt SOP 98-5 in the first quarter of 1999 and believes that adoption will not have a significant effect on its consolidated financial statements.

5.      ACQUISITIONS

        FOURTH QUARTER 1997 ACQUISITIONS

        During the fourth quarter of 1997, the Company completed four acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included in the consolidated financial statements from the dates of such acquisitions. The total costs of acquisitions accounted for under the purchase method were $6,819,000. The accompanying condensed consolidated balance sheet as of March 31, 1998, includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $5,726,000.

        In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals (approximately $31,125,000 of pre-tax income) are met is approximately $27,880,000. The contingent consideration is payable in cash or, in some instances, cash and stock, at the Company's option.

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

        FIRST QUARTER 1998 ACQUISITIONS

        During the three months ended March 31, 1998, the Company acquired four businesses engaged in the collection, treatment and disposal of liquid wastes for approximately $4,420,000 in cash, $1,781,000 in assumed debt, 20,000 stock warrants and 189,865 shares of the Company's common stock using the purchase method of accounting. The accompanying condensed consolidated balance sheet includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $7,989,000.

        In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals (approximately $17,800,000 of pre-tax income) are met is approximately $2,500,000 The contingent consideration is payable, with certain limitations, in shares of the Company's common stock.

        The unaudited pro forma information set forth below presents the revenues, net income and earnings per share of the Company, plus the 1997 and 1998 acquisitions as if the acquisitions were effective on the first day of the period being reported and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions and the related income tax effects of these adjustments.

                                                 THREE MONTHS ENDED MARCH 31,
                                                   1997                 1998
                                                  ------               ------
                                       (In thousands, except for per share data)
                                                          (UNAUDITED)

Revenue................................... $      10,756           $   12,646
Net income................................           848                1,498
Basic earnings per common share...........          0.11                 0.20
Diluted earnings per common share.........          0.10                 0.17

        The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented.

6.      LEGAL PROCEEDINGS

        In December 1996, the Company purchased its Louisiana and Texas landfarms (the "Campbell Wells Acquisition") from Campbell Wells, L.P. and Campbell Wells Norm, L.P. (collectively, "Campbell Wells") and Sanifill, Inc. ("Sanifill"), each of which is now a wholly-owned subsidiary of USA Waste Services, Inc. Prior to the closing of the Campbell Wells Acquisition, four lawsuits were brought against Campbell Wells based upon the operations of the Bourg, Louisiana and Mermentau, Louisiana landfarms purchased by the Company as part of the Campbell Wells Acquisition. As part of the Campbell Wells Acquisition, Sanifill agreed to retain responsibility for the contingent liabilities associated with each of these lawsuits. Sanifill also agreed in the Campbell Wells Acquisition to indemnify the Company from and against, among other things, the contingent liabilities associated with these lawsuits. The obligation of Sanifill to indemnify the Company is limited to $10 million.

        In one of the lawsuits filed against Campbell Wells, approximately 300 individuals residing in and around Grand Bois, Louisiana are seeking unspecified monetary damages allegedly suffered as a result of (i) odors allegedly emitted by oilfield waste received from Exxon Company U.S.A. ("Exxon") at the landfarm in March 1994, and (ii) alleged air, water and soil contamination in connection with ongoing operations at the landfarm. Trial in this matter on the claims of ten plaintiffs is set to commence in the 17th Judicial District Court for the Parish of Lafourche, Louisiana on July 13, 1998. A second lawsuit, brought by one individual, seeks unspecified monetary damages allegedly suffered as a result of odors allegedly emitted by oilfield waste received from Exxon at the landfarm in March 1994. This lawsuit is also pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana and trial is set to commence on July 13, 1998. A third lawsuit, filed as a class action in the Civil District Court for the Parish of Orleans, Louisiana, seeks unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Mermentau, Louisiana landfarm. No trial date has been set for this matter. In a fourth lawsuit, six individuals filed suit on March 7, 1996 against Campbell Wells in the 17th Judicial District Court for the Parish of Lafourche, Louisiana seeking preliminary and permanent injunctive relief against certain treatment operations conducted at the Bourg, Louisiana landfarm which the plaintiffs contend have resulted and will result in adverse health effects by way of emissions of alleged air pollutants. The plaintiffs' request for a preliminary injunction was heard during the summer of 1996. On December 30, 1996, the court entered an order granting in part and denying in part the relief requested by the plaintiffs. Specifically, the court found that there was no evidence that emissions resulting from the treatment operations equalled or exceeded any relevant safety standard, health standard or occupational standard and, therefore, denied the plaintiffs' request for a temporary injunction prohibiting such treatment operations. The court did, however, preliminarily enjoin Campbell Wells (and, thus, indirectly the Company) from treating oilfield waste received from Exxon in March 1994 in one particular treatment cell located within 500 feet of a building in which one of the plaintiffs resides. In connection therewith, the court ordered that the Commissioner of the Louisiana Department of Conservation be made a party to the litigation and substituted for the plaintiffs on the limited issue of whether Campbell Wells has violated the location criteria for the particular treatment cell involved. No trial date has been set for the plaintiffs' request for permanent injunctive relief; however, based upon the court's rulings from the preliminary injunction trial and initial discussions with the Louisiana Department of Conservation, the Company believes that permanent injunctive relief that might be entered will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

        In January 1998, the Company was named as a defendant in two of the lawsuits arising out of the operations of the Bourg landfarm (i.e. the lawsuit seeking injunctive relief and the lawsuit brought by the approximately 300 individuals residing in and around Grand Bois, Louisiana). The Company has not yet been named as a defendant in the remaining lawsuit arising out of the operations of the Bourg landfarm or the class action arising out of the operations of the Mermentau landfarm; however, there can be no assurance that the Company will not subsequently be named as a defendant in these lawsuits as well.

     In February 1997, an action entitled JUDY GARCIA, ET AL. V. RE-CLAIM ENVIRONMENTAL was filed in the 51st Judicial District Court of Harris County, Texas. This action was brought by the residents of an apartment complex located adjacent to one of the Company's processing facilities and alleges that the Company is guilty of nuisance, trespass, negligence and gross negligence by reason of its pollution of the air, soil and ground and surface water and the release of noxious odors. The plaintiffs have requested unspecified monetary damages. The Company denies liability and intends to vigorously defend this action.

        In March 1998, the Company was dismissed as a defendant in a lawsuit originally filed by Waste Facilities, Inc. in 1994 against Campbell Wells and others in the District Court of Jim Wells County, Texas.

        The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. Except as described above, the Company is not currently involved in any litigation that it believes will have a material adverse effect on its business, results of operations or financial condition.

7.      SUBSEQUENT EVENTS

        On April 10, 1998 the Company revised its Revolving Credit Facility to increase the maximum borrowings amount to $100,000,000.

        Subsequent to March 31, 1998, the Company has acquired or contracted to aquire eleven businesses engaged in the processing and disposal of liquid waste for approximately $54,941,000 in cash, $6,422,000 in assumed debt, the repayment of approximately $6,500,000 of working capital, $14,629,000 of other obligations and 1,017,188 shares of the Company's common stock using the purchase method of accounting.

        On May 7, 1998, U S Liquids filed a registration statement on Form S-1 for the sale of 3,750,000 shares of its common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

        The Company collects, processes, recovers and disposes of liquid waste through a number of subsidiaries that are organized into two divisions. The Industrial Wastewater Division collects, processes and disposes of liquid waste and whenever feasible recovers saleable by-products from the waste streams. The Company formed its Industrial Wastewater Division when it acquired two companies in June 1997 in transactions that were accounted for under the pooling-of-interests method of accounting. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. It was formed in December 1996 when the Company purchased its Louisiana and Texas landfarms (the "Campbell Wells Acquisition") from Campbell Wells, L.P. and Campbell Wells Norm, L.P. (collectively, "Campbell Wells") and Sanifill, Inc., each of which is now a wholly-owned subsidiary of USA Waste Services, Inc. During the three months ended March 31, 1998, the Company acquired four businesses engaged in the management of liquid wastes for approximately $6.2 million in cash and assumed debt, 20,000 stock warrants and 189,865 shares of the Company's Common Stock using the purchase method of accounting. The following discussion addresses the results of operations and financial condition of the Company as shown in the unaudited consolidated financial statements for the three-month periods ended March 31, 1997 and 1998.

        The Industrial Wastewater Division generated $7.3 million, or 59.3%, of the Company's revenues for the quarter ended March 31, 1998. This Division derives revenues from two principal sources: tipping and collection fees received for processing and disposing of waste, and revenue obtained from the sale of by-products, including fats, oils and feed proteins, recovered from waste streams. Tipping and collection fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions. The Company anticipates that revenues from tipping and collection fees, which have higher margins than by-product sales, will increase at a faster rate than revenues from sales of by-products. The Company anticipates that the Industrial Wastewater Division will represent a growing share of the Company's business because of its projected internal growth and future acquisitions.

        The Oilfield Waste Division generated $5.0 million, or 40.7%, of the Company's revenues for the quarter ended March 31, 1998. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste. These fees are based on the composition of the waste and currently range from $0.40 per barrel for saltwater to $6.75 to $10.75 per barrel for oil-based drilling fluids, depending upon the makeup of the waste. Accordingly, the Company believes that total revenues are a better indicator of performance than is the average fee charged. When waste is unloaded at a given site, the Company recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred to process the waste in order to match revenues with their related costs. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. The Company's operating margins in the Oilfield Waste Division are typically higher than in the Industrial Wastewater Division.

        Newpark Resources, Inc. ("Newpark") is the largest customer of the Oilfield Waste Division. Under the terms of a Disposal Agreement with Newpark (the "Disposal Agreement"), through June 30, 2021, Newpark is obligated to deliver to the Company annually the lesser of (i) one-third of the barrels of oilfield waste that Newpark receives for processing and disposal in Louisiana, Texas, Mississippi, Alabama and the Gulf of Mexico, and (ii) 1,850,000 barrels of oilfield waste, in each case excluding saltwater. Deliveries under the Disposal Agreement accounted for approximately 34.4% of the Oilfield Waste Division's revenues for the quarter ended March 31, 1998. The contract price is $5.50 per barrel, adjusted semi-annually beginning June 30, 1998, with a price floor of $5.50 per barrel. Although the contract price is lower than the current market price for comparable waste, Newpark's delivery obligations under the Disposal Agreement allow the Company to eliminate virtually all marketing and transfer expenses on waste delivered under the Disposal Agreement and, consequently, the Company believes that operating margins on waste volume from Newpark and other customers are comparable. The Company expects a disparity between the contract price and the market price to continue for the duration of the Disposal Agreement. There is no absolute floor on the variable minimum delivery requirements under the Disposal Agreement and, therefore, a significant reduction in the volume of waste generated in the territory or in Newpark's market share could have a material adverse effect on the Company's results of operations. Due to certain noncompete restrictions with Newpark related to waste generated offshore, the Company is focusing its future marketing efforts toward inland waste generators. If its marketing efforts are successful, the Company believes that both gross and operating margins will improve.

        Since March 31, 1998, the Company has acquired or contracted to acquire eleven businesses (the "Acquisitions"), which collectively had 1997 revenues of approximately $100.2 million. All of these Acquisitions have been consummated except for the acquisition from USA Waste Services, Inc. ("USA Waste") of one business in Florida with approximately $6.6 million in 1997 revenues (the "Universal Waste Acquisition"), which is under definitive agreement. Pending the consummation of the Universal Waste Acquisition, which is expected to occur upon issuance of certain regulatory permits, USA Waste will operate the business on terms that have the same effect on the Company's financial condition and results of operations as if the acquisition had been consummated. Each of the Acquisitions has been or will be accounted for under the purchase method of accounting. Results of operations of these eleven businesses are not included in the Company's operating results for the periods discussed. The total consideration for the Acquisitions (including the Universal Waste Acquisition) involved approximately $67.9 million in cash and assumed debt and 1,017,188 shares of the Company's Common Stock. In addition, one acquisition provides for additional payments of approximately $14.6 million. In certain transactions, the Company agreed to issue additional shares of common stock or make additional payments of cash to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels, or upon the occurrence of other specified events.

        Operating expenses include compensation and overhead related to operations workers, supplies and other raw materials, transportation charges, disposal fees paid to third parties, real estate lease payments and energy and insurance costs applicable to waste processing and disposal operations.

        Selling, general and administrative expenses include management, clerical and administrative compensation and overhead relating to the Company's corporate offices and each of its operating sites, as well as professional services and costs.

        Depreciation and amortization expenses relate to the Company's landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 64.1% of the Company's net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have not been significant in the past, but will increase as a result of amortization of goodwill recorded in connection with acquisitions completed since December 31, 1997 and future acquisitions.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1998

     REVENUES. Revenues for the quarter ended March 31, 1998 increased $4.5 million, or 57.0%, from $7.9 million for the quarter ended March 31, 1997 to $12.3 million for the quarter ended March 31, 1998. The Industrial Wastewater Division contributed $3.6 million, or 45.6%, of first quarter 1997 revenues and $7.3 million, or 59.3%, of first quarter 1998 revenues. Tipping and collection fees generated $824,000, or 22.2%, and $4.3 million, or 58.9%, of the Industrial Wastewater Division's revenues for the first quarters of 1997 and 1998, respectively. By-product sales generated the remaining $2.8 million, or 77.8%, and $3.0 million, or 41.1%, of the Industrial Wastewater Division's revenues for the first quarters of 1997 and 1998, respectively. The Oilfield Waste Division contributed $4.3 million, or 54.4%, of first quarter 1997 revenues and $5.0 million, or 40.7%, of first quarter 1998 revenues. Businesses acquired since the Company's initial public offering in August 1997 accounted for $2.9 million, or 23.6%, of revenues for the first quarter of 1998.

        The revenues of the Industrial Wastewater Division increased $3.7 million, or 102.8%, from $3.6 million for the quarter ended March 31, 1997 to $7.3 million for the quarter ended March 31, 1998 due to acquisitions completed during the fourth quarter of 1997 and the first quarter of 1998 and an increase in the volume of waste processed resulting primarily from the enactment of state-wide "full-pump" regulations in Texas. The Oilfield Waste Division's revenues increased $759,000, or 17.7%, from $4.3 million for the quarter ended March 31, 1997 to $5.0 million for the quarter ended March 31, 1998 due to an increase in the volume of waste processed resulting from increased drilling activity in the Gulf Coast region and an increase in tipping fees which became effective in the third quarter of 1997.

     OPERATING EXPENSES (Excluding Depreciation and Amortization). Operating expenses increased $2.3 million, or 50.0%, from $4.7 million for the quarter ended March 31, 1997 to $7.0 million for the quarter ended March 31, 1998. As a percentage of revenues, operating expenses decreased from 59.5% in the first quarter of 1997 to 56.8% in the first quarter of 1998. This improvement was due primarily to an increase in tipping and collection revenues, which have higher margins than by-product sales, in the 1998 period, as well as increased efficiencies resulting from higher volumes and operational enhancements.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $354,000, or 55.9%, from $633,000 for the quarter ended March 31, 1997 to $987,000 for the quarter ended March 31, 1998. As a percentage of revenues, depreciation and amortization expenses remained relatively constant at a rate of 8.1% for the first quarter of 1997 and 8.0% for the first quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Excluding Depreciation and Amortization). Selling, general and administrative expenses increased $777,000, or 112.6%, from $690,000 for the quarter ended March 31, 1997 to $1.5 million for the quarter ended March 31, 1998. As a percentage of revenues, selling, general and administrative expenses increased from 8.8% for the first quarter of 1997 to 11.9% for the first quarter of 1998. This increase was primarily due to higher personnel costs and professional fees associated with being a public company and the establishment of the Company's corporate offices in Houston in May of 1997.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased $140,000, or 29.1%, from $481,000 for the quarter ended March 31, 1997 to $341,000 for the quarter ended March 31, 1998. This decrease resulted primarily from the use of a portion of the proceeds from the Company's initial public offering in August 1997 to reduce debt.

     INCOME TAXES. The provision for income taxes increased $498,000, or 98.8%, from $504,000 for the quarter ended March 31, 1997 to $1.0 million for the quarter ended March 31, 1998 as a result of increased taxable income. The effective tax rate for the period ended March 31, 1997 was 36.4% compared to a 39.5% rate for the period ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's net working capital increased from $2.1 million at December 31, 1997 to $5.5 million at March 31, 1998. Improvement in the working capital position was attributable primarily to an increase in current assets resulting from borrowings at the end of the first quarter under the Company's credit facility to fund acquisitions completed in the second quarter of 1998.

        The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled principal payments on its debt obligations and capital leases, and planned capital expenditures. At March 31, 1998, approximately $1.3 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for the last three quarters of 1998 are budgeted at approximately $11.0 million. Of this amount, approximately $1.8 million is budgeted to be invested in the Oilfield Waste Division on equipment replacements and landfarm expansions. The remaining amount is budgeted to be invested in the Industrial Wastewater Division for plant expansions, equipment and vehicle upgrades.

        At March 31, 1998, the Company had established a $3.2 million reserve to provide for the cost of future closures of landfarms. The amount of this unfunded reserve is based on the estimated total cost to the Company of closing the facilities as calculated in accordance with the applicable regulations. Applicable regulatory agencies require the Company to post financial assurance with the agencies to assure that all waste will be treated and the facilities closed appropriately. The Company has in place a total of $4.0 million of financial assurance in the form of letters of credit and bonds.

        In December 1997, the Company entered into a $50 million credit agreement with a group of banks under which the Company may borrow to fund working capital requirements and acquisitions. In April 1998, the amount of this credit facility (the "Credit Facility") was increased to $100 million. Amounts outstanding under the Credit Facility are secured by, among other things, a lien on all or substantially all of the Company's assets. The Credit Facility prohibits the payment of dividends and requires the Company to comply with certain financial covenants. The Credit Facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which may be consummated by the Company. The Company does not believe that these restrictions will have a material adverse effect on the Company's ability to fulfill its current acquisition program. The debt outstanding under the Credit Facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders.

        At March 31, 1998, the Company had borrowed approximately $24.8 million under the Credit Facility. Between April 1, 1998 and May 14, 1998, the Company borrowed an additional $62.5 million under the Credit Facility, the vast majority of which was used to fund the cash purchase price of the Acquisitions.

        The Company's capital resources consist of cash reserves, cash generated from operations and funds available under the Credit Facility. The Company expects that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for its ongoing operations, the Company will require additional capital to pursue its acquisition program. Accordingly, on May 7, 1998, the Company filed a registration statement with the Securities and Exchange Commission for the sale of 3,750,000 shares of Common Stock. If completed, the net proceeds of this offering will be applied against the outstanding balance of the Credit Facility. If this offering is not completed, the implementation of the Company's acquisition program could be adversely affected.

        The Company anticipates that future acquisitions will be made using a combination of Common Stock and cash, much of which is expected to be derived from borrowings under the Credit Facility. In addition, the Company may seek to raise additional equity capital for all or a substantial part of the consideration to be paid for future acquisitions or to reduce its debt. In the event that the Common Stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company would be required to utilize more of its cash resources in order to continue its acquisition program. At the same time, the Company may be unable to raise additional capital due to market conditions. As a result, the timing of acquisitions over the longer term can be expected to be affected by prevailing market conditions. In addition, if the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of the Company's growth strategy would be adversely affected.

YEAR 2000 COMPLIANCE

        Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000. The Company has determined that its computer programs are Year 2000 compliant. When the Company completes an acquisition, it replaces the acquired company's system with its own management and reporting and control systems. Accordingly, the Company does not believe that its acquisition program will be adversely affected by Year 2000 compliance issues.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Prior to the closing of the Campbell Wells Acquisition, four lawsuits were brought against Campbell Wells based upon the operations of the Bourg, Louisiana and Mermentau, Louisiana landfarms purchased by the Company as part of the Campbell Wells Acquisition. As part of the Campbell Wells Acquisition, Sanifill, Inc. ("Sanifill"), a wholly-owned subsidiary of USA Waste Services, Inc., agreed to retain responsibility for the contingent liabilities associated with each of these lawsuits. Sanifill also agreed in the Campbell Wells Acquisition to indemnify the Company from and against, among other things, the contingent liabilities associated with these lawsuits. The obligation of Sanifill to indemnify the Company is limited to $10 million.

        In one of the lawsuits filed against Campbell Wells, approximately 300 individuals residing in and around Grand Bois, Louisiana are seeking unspecified monetary damages allegedly suffered as a result of (i) odors allegedly emitted by oilfield waste received from Exxon Company U.S.A. ("Exxon") at the landfarm in March 1994, and (ii) alleged air, water and soil contamination in connection with ongoing operations at the landfarm. Trial in this matter on the claims of ten plaintiffs is set to commence in the 17th Judicial District Court for the Parish of Lafourche, Louisiana on July 13, 1998. A second lawsuit, brought by one individual, seeks unspecified monetary damages allegedly suffered as a result of odors allegedly emitted by oilfield waste received from Exxon at the landfarm in March 1994. This lawsuit is also pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana and trial is set to commence on July 13, 1998. A third lawsuit, filed as a class action in the Civil District Court for the Parish of Orleans, Louisiana, seeks unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Mermentau, Louisiana landfarm. No trial date has been set for this matter. In a fourth lawsuit, six individuals filed suit on March 7, 1996 against Campbell Wells in the 17th Judicial District Court for the Parish of Lafourche, Louisiana seeking preliminary and permanent injunctive relief against certain treatment operations conducted at the Bourg, Louisiana landfarm which the plaintiffs contend have resulted and will result in adverse health effects by way of emissions of alleged air pollutants. The plaintiffs' request for a preliminary injunction was heard during the summer of 1996. On December 30, 1996, the court entered an order granting in part and denying in part the relief requested by the plaintiffs. Specifically, the court found that there was no evidence that emissions resulting from the treatment operations equalled or exceeded any relevant safety standard, health standard or occupational standard and, therefore, denied the plaintiffs' request for a temporary injunction prohibiting such treatment operations. The court did, however, preliminarily enjoin Campbell Wells (and, thus, indirectly the Company) from treating oilfield waste received from Exxon in March 1994 in one particular treatment cell located within 500 feet of a building in which one of the plaintiffs resides. In connection therewith, the court ordered that the Commissioner of the Louisiana Department of Conservation be made a party to the litigation and substituted for the plaintiffs on the limited issue of whether Campbell Wells has violated the location criteria for the particular treatment cell involved. No trial date has been set for the plaintiffs' request for permanent injunctive relief; however, based upon the court's rulings from the preliminary injunction trial and initial discussions with the Louisiana Department of Conservation, the Company believes that any permanent injunctive relief that might be entered will not have a material adverse effect upon the Company's operations at the Bourg landfarm.

        In January 1998, the Company was named as a defendant in two of the lawsuits arising out of the operations of the Bourg landfarm (i.e. the lawsuit seeking injunctive relief and the lawsuit brought by the approximately 300 individuals residing in and around Grand Bois, Louisiana). The Company has not yet been named as a defendant in the remaining lawsuit arising out of the operations of the Bourg landfarm or the class action arising out of the operations of the Mermentau landfarm; however, there can be no assurance that the Company will not subsequently be named as a defendant in these lawsuits as well.

        The Company believes that the ultimate disposition of the above-referenced lawsuits will not have a material adverse effect on the Company's business, results of operations or financial condition. This belief is based upon, among other things, the following reasons: (i) Sanifill has agreed to retain responsibility for the contingent liabilities associated with these lawsuits, (ii) Sanifill has agreed to indemnify the Company against such contingent liabilities up to a maximum of $10 million, (iii) the Company has been operating the Bourg and Mermentau landfarms only since December 1996, approximately four months after the last of the three lawsuits seeking monetary damages was originally filed, and (iv) the results of air, water and soil testing conducted in and around the Bourg landfarm by the Louisiana Department of Health and Hospitals, the Louisiana Department of Natural Resources and the Louisiana Department of Environmental Quality indicate that the Company's operations at the landfarms are in compliance with all applicable rules and regulations. There can be no assurance, however, that a judgment will not ultimately be entered against the Company in one or more of these lawsuits. In the event a monetary judgment is entered against the Company, Sanifill is not required or is unable to completely indemnify the Company against such judgment and the judgment is not covered by insurance, such a judgment could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, notwithstanding any indemnification to be provided by Sanifill, an adverse ruling against the Company in the lawsuit seeking injunctive relief could have a material adverse effect on the Company's operations at the Bourg landfarm (which operations contributed 12.2% of the Company's revenues for the year ended December 31, 1997 and 3.7% of the Company's revenues for the first three months of 1998) and, therefore, the Company's business, results of operations and financial condition.

        In February 1997, an action entitled JUDY GARCIA, ET AL. V. RE-CLAIM ENVIRONMENTAL was filed in the 51st Judicial District Court of Harris County, Texas. This action was brought by the residents of an apartment complex located adjacent to one of the Company's processing facilities and alleges that the Company is guilty of nuisance, trespass, negligence and gross negligence by reason of its pollution of the air, soil and ground and surface water and the release of noxious odors. The plaintiffs have requested unspecified monetary damages. The Company denies liability and intends to vigorously defend this action.

        In March 1998, the Company was dismissed as a defendant in a lawsuit originally filed by Waste Facilities, Inc. in 1994 against Campbell Wells and others in the District Court of Jim Wells County, Texas.

        The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. Except as described above, the Company is not currently involved in any litigation that it believes will have a material adverse effect on its business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     SALES OF UNREGISTERED SECURITIES.

        On January 2, 1998, the Company issued to Glenn Pratt and John Bailey warrants to purchase a total of 20,000 shares of Common Stock as part of the purchase price paid for an acquired business. These sales were exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) On May 5, 1998, the annual meeting of stockholders of the Company was held in Houston, Texas. The items of business considered at the annual meeting were as follows:

               (1) The election of Alfred Tyler 2nd and James F. McEneaney, Jr. to serve as directors of the Company for a term of three years.

               (2) The ratification of the appointment of Arthur Andersen LLP as the Company's independent accountants for 1998.

        At the annual meeting 5,578,192 votes were cast by the stockholders FOR the election of Alfred Tyler 2nd and 2,225 votes were voted AGAINST; 5,578,192 votes were cast by the stockholders FOR the election of James F. McEneaney, Jr. and 2,225 votes were voted AGAINST; 5,531,445 votes were cast by the stockholders FOR the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 1998, 44,547 votes were voted AGAINST and 4,425 shares ABSTAINED.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 No.     Description
------    --------------
3.1 Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

3.2 Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 3.2 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.1 Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.2 Amended and Restated Credit Agreement, dated April 10, 1998, among U S Liquids Inc., Bank of America National Trust and Savings Association, BankBoston, N.A. and Wells Fargo Bank, N.A. (Exhibit 4.2 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

4.3 Note, dated April 10, 1998, of U S Liquids Inc. payable to Bank of America National Trust and Savings Association. (Exhibit 4.3 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

4.4 Note, dated April 10, 1998, of U S Liquids Inc. payable to BankBoston, N.A. (Exhibit 4.4 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

4.5 Note, dated April 10, 1998, of U S Liquids Inc. payable to Wells Fargo Bank, N.A. (Exhibit 4.5 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.15 Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and W. Gregory Orr. (Exhibit 10.15 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

10.16 Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and Earl J. Blackwell. (Exhibit 10.16 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

10.41 Warrant, dated January 1, 1998, issued by U S Liquids Inc. to Glenn A. Pratt. (Exhibit 10.41 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

10.48 Warrant, dated January 1, 1998, issued by U S Liquids Inc. to John Bailey. (Exhibit 10.48 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

10.49 Purchase and Sale of Assets Agreement, dated January 1, 1998, among Environment Management, Inc., Enviro-Plumbing, Inc., Michael L. Briggle and Mark A. Emmert. (Exhibit 10.49 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.50 Agreement and Plan of Reorganization, dated January 1, 1998, among U S Liquids Inc., U S Liquids/EMI Acquisition Corporation, Environment Management, Inc., Michael L. Briggle and Mark A. Emmert. (Exhibit 10.50 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.51 Stock Purchase Agreement, dated January 1, 1998, among U S Liquids Inc., Environment Management, Inc., Enviro-Waste Type V of Texas, Inc., Michael L. Briggle and Mark A. Emmert.

        (Exhibit 10.51 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.52 Purchase and Sale of Assets Agreement, dated January 1, 1998, among U S Liquids Inc., U S Liquids Northeast, Inc., Suburban Wastewater Services, Inc., Glenn A. Pratt, James D. Baird, Peter J. Collins and John J. Bailey. (Exhibit 10.52 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.53 First Amendment to Purchase and Sale of Assets Agreement, dated as of January 1, 1998, among U S Liquids Inc., U S Liquids Northeast, Inc., Suburban Wastewater Services, Inc., Glenn A. Pratt, James D. Baird, Peter J. Collins and John J. Bailey. (Exhibit 10.53 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.54 Purchase and Sale of Assets Agreement, dated March 15, 1998, among Environment Management, Inc., Trapmaster, Inc., Joel Curtis, Sid Ankrom and Scott Ankrom. (Exhibit 10.54 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.55 Purchase and Sale of Assets Agreement, dated March 15, 1998, among Environment Management, Inc., Bug Master Exterminating Service, Inc. and Ned Ewart. (Exhibit 10.55 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.56 Purchase and Sale of Assets Agreement, dated April 1, 1998, among Mesa Processing, Inc., Reclamation Technology Management, Inc. and Don E. Henley. (Exhibit 10.56 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.57 Purchase and Sale of Assets Agreement, dated April 1, 1998, among Mesa Processing, Inc., Betts Pump Service, Inc. and Keith Betts. (Exhibit
        10.57 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.58 Agreement for Purchase and Sale of Assets, dated April 2, 1998, among U S Liquids Northeast, Inc., South Shore Pumping Corp. and Randy F. Bern. (Exhibit 10.58 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.59 Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.59 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.60 Agreement and Plan of Merger, dated April 15, 1998, among The National Solvent Exchange Corp., U S Liquids Inc., NS Acquisition Corp., Ronald
        T. Calloway and Maxwell R. Calloway (Exhibit 2.1 to the Form 8-K filed on April 30, 1998 is hereby incorporated by reference).

10.61 Amendment No. 1 to Warrant Agreement, dated April 20, 1998, among U S Liquids Inc., Van Kasper & Company and Sanders Morris Mundy Inc. (Exhibit 10.61 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.62 Agreement for Purchase and Sale of Assets, dated April 21, 1998, among USL Parallel Products of California, Parallel Products of Kentucky, Inc., Parallel Products of Florida, Inc., Parallel Products, DWA of Belvedere Company, the Estate of David W. Allen, David W. Allen Trust No. 1, Peter Allen, Neal Koehler and Richard Eastman (Exhibit 2.1 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.63 Stock Purchase Agreement, dated April 21, 1998, among U S Liquids Northeast, Inc., U S Liquids Inc., Waste Stream Environmental, Inc., C. Wesley Gregory III, C. Wesley Gregory, Jr. and Donald E. Gordon (Exhibit
        2.2 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.64 Stock Purchase Agreement, dated April 21, 1998, among U S Liquids Northeast, Inc., U S Liquids Inc., Earth Blends, Inc., C. Wesley Gregory III, C. Wesley Gregory, Jr. and Donald E. Gordon (Exhibit 2.3 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.65 Agreement and Plan of Reorganization, dated April 21, 1998, among U S Liquids Inc., Amigo Acquisition, Inc., Amigo Diversified Services, Inc., Raoul Garza and Alex Salas (Exhibit 2.4 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.66 Purchase and Sale of Assets Agreement, dated May 8, 1998, among USL City Environmental, Inc., City Management Corporation and USA Waste Services, Inc. (Exhibit 10.66 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.67 Purchase and Sale of Assets Agreement, dated May 8, 1998, among USL City Environmental Services of Florida, Inc., City Management Corporation and USA Waste Services, Inc. (Exhibit 10.67 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.68 Stock Purchase Agreement, dated May 8, 1998, among U S Liquids Inc., United Waste Systems, Inc. and USA Waste Services, Inc. (Exhibit 10.68 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.69 Leachate Treatment Agreement, dated May 8, 1998, between City Management Corporation and USL City Environmental, Inc. (Exhibit 10.69 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference).

10.70 Disposal Agreement, dated May 8, 1998, between City Management Corporation and USL City Environmental, Inc. (Exhibit 10.70 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), as amended, is hereby incorporated by reference.

+27.1   Financial Data Schedule

---------------------------------
+ Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

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

                                           US LIQUIDS INC.
                                           ---------------
                                            (Registrant)

Date: May 14, 1998                         /s/ MICHAEL P. LAWLOR
                                           ---------------------
                                           Michael P. Lawlor, Chairman and CEO



Date: May 14, 1998                         /s/ EARL J. BLACKWELL
                                           ---------------------
                                           Earl J. Blackwell, Senior Vice
                                           President and Chief Financial Officer