Form 10-Q
period 1998-06-30
U S LIQUIDS INC
filed 1998-08-14
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _________.

                        Commission File Number: 001-13259

                                U S LIQUIDS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                  76-0519797
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

                      Common Stock, $.01 par value
                      12,133,488 shares as of August 13, 1998

                                U S LIQUIDS INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                                          Page
 Item 1 -  Financial Statements:
           - Condensed Consolidated Balance Sheets as
               of December 31, 1997 and June 30, 1998....................................... 3
           - Condensed Consolidated Statements of Income for the
               three and six month periods ended June 30, 1997 and 1998..................... 4
           - Condensed Consolidated Statements of Cash Flows for
               the six month periods ended June 30, 1997
               and 1998..................................................................... 5
        - Notes to Condensed Consolidated Financial Statements.............................. 6
 Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................... 11

PART II - OTHER INFORMATION

 Item 1 - Legal Proceedings................................................................ 18

 Item 2 - Changes in Securities and Use of Proceeds........................................ 18

 Item 3 - Defaults Upon Senior Securities.................................................. 18

 Item 4 - Submission of Matters to a Vote of Security Holders.............................. 19

 Item 5 - Other Information................................................................ 19

 Item 6 - Exhibits and Reports on Form 8-K................................................. 19

Signature.................................................................................. 21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                    DECEMBER 31, JUNE 30,
                   ASSETS                                               1997      1998
                                                                       -------   --------
                                                                               (UNAUDITED)
CURRENT ASSETS:
       Cash and cash equivalents ...................................   $ 2,203   $  9,197
       Accounts receivable, less allowances of $342 and
         $1,307 (unaudited) ........................................     5,436     25,852
       Inventories .................................................       567      1,041
       Prepaid expenses and other current assets ...................       621      2,611
                                                                       -------   --------
             Total current assets ..................................     8,827     38,701
PROPERTY, PLANT AND EQUIPMENT, net .................................    39,110     73,868
INTANGIBLE ASSETS, net .............................................     6,078     92,348
OTHER ASSETS, net ..................................................     1,001      1,775
                                                                       -------   --------
             Total assets ..........................................   $55,016   $206,692
                                                                       =======   ========
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term obligations .................   $   792   $  1,923
       Accounts payable ............................................     2,154      8,115
       Accrued liabilities .........................................     3,759     12,843
       Current portion of contract reserve and deferred revenue ....      --        6,206
                                                                       -------   --------
             Total current liabilities .............................   $ 6,705   $ 29,087
LONG-TERM OBLIGATIONS, net of current maturities ...................    16,644     39,972
CELL PROCESSING RESERVE ............................................     7,330      6,728
CLOSURE AND REMEDIATION RESERVES ...................................     3,275      6,176
CONTRACT RESERVE ...................................................      --       11,972
DEFERRED INCOME TAXES ..............................................       156        575
                                                                       -------   --------
             Total liabilities .....................................   $34,110   $ 94,510
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,000,000 shares authorized,
         none issued ...............................................   $  --     $   --
       Common stock, $.01 par value, 30,000,000 shares authorized,
         7,303,164 and 12,121,870 (unaudited) shares
         issued and outstanding ....................................        73        121
       Additional paid-in capital ..................................    17,190    104,800
       Retained earnings ...........................................     3,643      7,261
                                                                       -------   --------
             Total stockholders' equity ............................   $20,906   $112,182
                                                                       -------   --------
                 Total liabilities and stockholders' equity ........   $55,016   $206,692
                                                                       =======   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       U S LIQUIDS INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                              THREE MONTHS           SIX MONTHS
                                                  ENDED                ENDED
                                                 JUNE 30,             JUNE 30,
                                             -----------------    ------------------
                                              1997     1998        1997       1998
                                             ------   --------    -------   --------
                                                          (UNAUDITED)
REVENUES .................................   $9,873   $ 27,973    $17,734   $ 40,316
OPERATING EXPENSES (exclusive of $607
  and $1,869, and $1,215 and $2,793,
  respectively, of depreciation and
  amortization) ..........................    5,473     17,919     10,147     24,930
DEPRECIATION AND AMORTIZATION ............      641      2,038      1,274      3,026
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (exclusive of $34 and $169,
   and $59 and $233, respectively,
   of depreciation and amortization) .....    1,967      3,405      2,657      4,872
                                             ------   --------    -------   --------
INCOME FROM OPERATIONS ...................   $1,792   $  4,611    $ 3,656   $  7,488
INTEREST EXPENSE, net ....................      458      1,244        967      1,590
OTHER (INCOME) EXPENSE, net ..............      199       (163)       170       (168)
                                             ------   --------    -------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES .   $1,135   $  3,530    $ 2,519   $  6,066
PROVISION FOR INCOME TAXES ...............      528      1,447      1,033      2,449
                                             ------   --------    -------   --------
NET INCOME ...............................   $  607   $  2,083    $ 1,486   $  3,617
                                             ======   ========    =======   ========
BASIC EARNINGS PER COMMON SHARE ..........   $ 0.12   $   0.23    $  0.28   $   0.43
                                             ======   ========    =======   ========
DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE ......................   $ 0.10   $   0.20    $  0.25   $   0.37
                                             ======   ========    =======   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    5,239      9,228      5,239      8,338
                                             ======   ========    =======   ========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........    5,983     10,610      5,983      9,675
                                             ======   ========    =======   ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                               1997        1998
                                                                              -------    --------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................   $ 1,486    $  3,617
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .......................................     1,285       3,026
      Net gain on sale of property, plant, and equipment ..................      --           (60)
      Deferred income tax provision .......................................       152         419
      Changes in operating assets and liabilities, net of amounts acquired:
        Accounts receivable, net ..........................................       647      (5,210)
        Inventories .......................................................      (107)        618
        Prepaid expenses and other current assets .........................         4      (1,312)
        Other assets ......................................................      (151)       (750)
        Accounts payable and other current liabilities ....................      (575)      1,165
        Closure, remediation and cell processing reserves .................       154        (503)
                                                                              -------    --------
           Net cash provided by operating activities ......................   $ 2,895    $  1,010
                                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................   $(1,676)   $ (4,267)
    Proceeds from sale of property, plant and equipment ...................      --           109
    Net cash paid for acquisitions ........................................      --       (68,760)
                                                                              -------    --------
             Net cash used in investing activities ........................   $(1,676)   $(72,918)
                                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to stockholders and related parties ..........................   $     8    $      0
    Proceeds from issuance of long-term obligations .......................       305      76,160
    Principal payments on long-term obligations ...........................    (4,361)    (58,191)
    Interest accrued on related-party notes payable .......................        28        --
    Issuance of common stock ..............................................      --        60,933
    Distributions equal to current income taxes of the limited
      liability corporation ...............................................      (171)       --
                                                                              -------    --------
              Net cash provided by (used in) financing activities .........   $(4,119)   $ 78,902
                                                                              -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................   $(2,900)   $  6,994

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     5,604       2,203
                                                                              -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 2,704    $  9,197
                                                                              =======    ========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest ................................................   $ 1,028    $  1,593
    Cash paid for income taxes ............................................     1,030       2,724
    Assets acquired under capital leases ..................................        46        --
    Assets acquired with stock warrants ...................................      --         2,983
    Notes issued related to acquisitions ..................................      --         1,226

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

    It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market and, at December 31, 1997 and June 30, 1998, consisted of processed by-products of $435,000 and $805,000, respectively, and unprocessed by-products of $132,000 and $236,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3.  EARNINGS PER SHARE

    Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under these provisions, earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and six months ended June 30, 1997 and 1998, respectively, is illustrated below:

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               JUNE 30,                    JUNE 30,
                                         ------------------------   -----------------------
                                            1997         1998         1997         1998
                                         ----------   -----------   ----------   ----------
                                                 (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)
Numerator:
    For basic and diluted earnings per
    share -- Income available to
    common stockholders ..............   $      607   $     2,083   $    1,486   $    3,617
                                         ==========   ===========   ==========   ==========
Denominator:
    For basic earnings per share --
    Weighted-average shares ..........    5,238,875     9,227,864    5,238,875    8,338,329
Effect of dilutive securities:
    Stock options and warrants .......      744,435     1,381,940      744,435    1,336,844
                                         ----------   -----------   ----------   ----------
Denominator:
    For diluted earnings per share --
    Weighted-average shares and
    assumed conversions ..............    5,983,310    10,609,804    5,983,310    9,675,173
                                         ==========   ===========   ==========   ==========

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

5.  ACQUISITIONS

    FOURTH QUARTER 1997 ACQUISITIONS

    During the fourth quarter of 1997, the Company completed four acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included in the consolidated financial statements from the dates of such acquisitions. The total costs of acquisitions accounted for under the purchase method were $6,819,000. The accompanying condensed consolidated balance sheet as of June 30, 1998 includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $5,726,000.

    In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals are met is approximately $27,880,000 (payable through 2002) with the achieved goals providing approximately $31,125,000 of pre-tax income over a five-year period. The contingent consideration is payable in cash or, in some instances, cash and stock, at the Company's option.

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

    FIRST AND SECOND QUARTER 1998 ACQUISITIONS

    During the six months ended June 30, 1998, the Company acquired or contracted to acquire seventeen businesses engaged in the collection, treatment and disposal of liquid wastes for approximately $69,033,000 in cash, $1,226,000 in debt issued, 20,000 stock warrants and 1,355,039 shares of the Company's common stock using the purchase method of accounting. In addition, one acquisition provides for additional payments of approximately $15,004,000 in connection with a five-year disposal agreement entered into with the seller, which the Company has accrued for as a contract reserve. All of these acquisitions were consummated during the first six months of 1998 except for the acquisition from USA Waste Services, Inc. ("USA Waste") of one business in Florida with approximately $6.6 million in 1997 revenues (the "Universal Waste Acquisition"), which was consummated on August 1, 1998. Pending the consummation of the Universal Waste Acquisition, USA Waste operated the business on terms that had the same effect on the Company's financial condition and results of operations as if the acquisition had been consummated on May 1, 1998. The accompanying condensed consolidated balance sheet includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $85,773,000.

    In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels, or the occurrence of other specified events. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals or other conditions are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals are met is approximately $14,225,000 (payable through 2001) with the achieved goals providing approximately $25,988,000 of pre-tax income or earnings before interest, taxes, depreciation and amortization over a three-year period. The contingent consideration is generally payable in cash, however, in three of the acquisitions, the contingent consideration involves shares of the Company's common stock.

    The unaudited pro forma information set forth below presents the revenues, net income and earnings per share of the Company, plus the 1997 and 1998 acquisitions, the initial public offering and the secondary offering of common stock, as if these transactions were effective on the first day of the period being reported and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions and the related income tax effects of these adjustments.


                                              SIX MONTHS ENDED JUNE 30,
                                               1997              1998
                                             ----------       ----------
                                       (In thousands, except for per share data)
                                                     (Unaudited)
Revenue ..............................       $   76,724       $   79,802
Net income ...........................            5,076            6,450
Basic earnings per common share ......             0.42             0.53
Diluted earnings per common share ....             0.39             0.48

    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented.

6.  LEGAL PROCEEDINGS

    On August 7, 1998, the Company settled substantially all of the claims asserted against it in the three previously reported lawsuits relating to its Bourg, Louisiana landfarm and a fourth lawsuit filed against the Company in July 1998 seeking injunctive relief against certain operations of the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone along the western boundary of its landfarm. In addition, the Company agreed to construct a berm along the property line closest to the residences of the plaintiffs. The costs of these actions had previously been reserved for by the Company and, thus, did not have any impact on earnings. This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc., a local barge company ("Acadian"), in the FRILOUX ET AL.
V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, the Company has asserted claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against the Company including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies that it has any liability to Acadian and intends to vigorously defend itself against these claims. In addition, this settlement does not resolve the claims asserted in the class action filed in the Civil District Court for the Parish of Orleans, Louisiana seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Company's Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this class action; however, there can be no assurance that the Company will not subsequently be named as a defendant.

    In July 1998, the Company commenced an arbitration proceeding against Newpark Resources, Inc. ("Newpark") for failing to satisfy its delivery and payment obligations under a long-term disposal agreement (the "Disposal Agreement") that the Company acquired in connection with its acquisition of its Louisiana and Texas landfarms in December 1996. Specifically, the Company has alleged that Newpark has fallen short of its delivery obligations under the Disposal Agreement by approximately 635,000 barrels of oilfield waste valued at approximately $3.5 million. The Company has requested that the arbitrators enter an order (i) declaring that Newpark has breached the Disposal Agreement and no condition existed or exists which would excuse Newpark's breach and (ii) awarding the Company approximately $3.5 million in damages. The arbitrators for the arbitration proceeding have not yet been selected and, thus, Newpark has not responded to the claims asserted by the Company.

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

7.  SUBSEQUENT EVENTS

    Since June 30, 1998, the Company has acquired four additional businesses, which collectively had 1997 revenues of approximately $1.5 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these four acquisitions involved approximately $1.9 million in cash and assumed debt and 7,786 shares of the Company's common stock. In two of these acquisitions, the Company agreed to make additional payments of cash to the sellers upon the achievement by the acquired businesses of targeted earnings levels. In addition, on August 1, 1998, the Company consummated the Universal Waste Acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company is a rapidly growing provider of integrated liquid waste management services, including collection, processing, recovery and disposal services. Since its formation in November 1996, the Company has pursued an aggressive acquisition program, acquiring 29 liquid waste management businesses.

    The Company provides liquid waste management services through a number of subsidiaries that are organized into two divisions. The Industrial Wastewater Division collects, processes and disposes of liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and unsaleable beverages and certain hazardous wastes) and whenever feasible recovers saleable by-products from the waste streams. Typically, the Company uses a variety of physical, chemical, thermal and biological techniques to break down the liquid waste into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the local publicly-owned treatment works and solid materials are dried and disposed of in a solid waste landfill. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. The Oilfield Waste Division was formed in December 1996 when the Company purchased its Louisiana and Texas landfarms (the "Campbell Wells Acquisition") from Campbell Wells, L.P. and Campbell Wells Norm, L.P. (collectively, "Campbell Wells") and Sanifill, Inc. ("Sanifill"), each of which is now a wholly-owned subsidiary of USA Waste Services, Inc. ("USA Waste").

    The Industrial Wastewater Division generated $24.6 million, or 87.9%, of the Company's revenues for the quarter ended June 30, 1998. This Division derives revenues from two principal sources: tipping and collection fees received for processing and disposing of waste, and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard recovered from waste streams. Some of the Company's by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties in order to meet its customers' volume and quality requirements. Tipping and collection fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions. The Company anticipates that revenues from tipping and collection fees, which have higher margins than by-product sales, will increase at a faster rate than revenues from sales of by-products and brokering of ethanol. The Company anticipates that the Industrial Wastewater Division will represent a growing share of the Company's business because of its projected internal growth and future acquisitions.

    The Oilfield Waste Division generated $3.4 million, or 12.1%, of the Company's revenues for the quarter ended June 30, 1998. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste. These fees are based on the composition of the waste and currently range from $0.40 per barrel for saltwater to $6.75 to $10.75 per barrel for oil-based drilling fluids, depending upon the makeup of the waste. Accordingly, the Company believes that total revenues are a better indicator of performance than is the average fee charged. When waste is unloaded at a given site, the Company recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred to process the waste in order to match revenues with their related costs. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.

The Company's operating margins in the Oilfield Waste Division are typically higher than in the Industrial Wastewater Division.

    Newpark Resources, Inc. ("Newpark") is the largest customer of the Oilfield Waste Division. Under the terms of a long-term disposal agreement (the "Disposal Agreement") that the Company acquired in connection with the Campbell Wells Acquisition, Newpark is obligated to deliver to the Company annually the lesser of (i) one-third of the barrels of oilfield waste that Newpark receives for processing and disposal in Louisiana, Texas, Mississippi, Alabama and the Gulf of Mexico, and (ii) 1,850,000 barrels of oilfield waste, in each case excluding saltwater. The contract price is $5.50 per barrel, adjusted semi-annually beginning June 30, 1998, with a price floor of $5.50 per barrel. As further described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in "Legal Proceedings" below, a dispute has arisen with respect to Newpark's obligations under the Disposal Agreement and the Company has initiated an arbitration proceeding seeking declaratory relief, specific performance of the Disposal Agreement and monetary damages.

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

    Depreciation and amortization expenses relate to the Company's landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 20.8% of the Company's net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have not been significant in the past, but will increase as a result of amortization of goodwill recorded in connection with acquisitions completed since December 31, 1997 and future acquisitions.

    The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the operations of the Oilfield Waste Division may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1998

     REVENUES. Revenues for the quarter ended June 30, 1998 increased $18.1 million, or 183.3%, from $9.9 million for the quarter ended June 30, 1997 to $28.0 million for the quarter ended June 30, 1998. The Industrial Wastewater Division contributed $4.2 million, or 42.8%, of second quarter 1997 revenues and $24.6 million, or 87.9%, of second quarter 1998 revenues. Tipping and collection fees generated $1.2 million, or 28.2%, and $18.2 million, or 73.9%, of the Industrial Wastewater Division's revenues for the second quarters of 1997 and 1998, respectively. By-product sales generated the remaining $3.0 million, or 70.7%, and $6.4 million, or 25.8%, of the Industrial Wastewater Division's revenues for the second quarters of 1997 and 1998, respectively. The Oilfield Waste Division contributed $5.7 million, or 57.2%, of second quarter 1997 revenues and $3.4 million, or 12.1%, of second quarter 1998 revenues.

    The revenues of the Industrial Wastewater Division increased $20.4 million, or 484.1%, from $4.2 million for the quarter ended June 30, 1997 to $24.6 million for the quarter ended June 30, 1998 due to acquisitions completed during the fourth quarter of 1997 and the first six months of 1998 and an increase in the volume of waste processed resulting primarily from the enactment of state-wide "full-pump" regulations in Texas. The Oilfield Waste Division's revenues decreased $2.3 million, or 40.3%, from $5.7 million for the quarter ended June 30, 1997 to $3.4 million for the quarter ended June 30, 1998. The revenues of the Oilfield Waste Division were down due to lower receipts of oilfield waste from Newpark under the Disposal Agreement. During the three month period ended June 30, 1998, Newpark delivered approximately 133,500 barrels of oilfield waste (excluding saltwater) to the Company's landfarms, as compared to approximately 393,200 barrels of oilfield waste (excluding saltwater) delivered during the three month period ended June 30, 1997. Pending the resolution of the arbitration proceeding described in "Legal Proceedings" below, the Company anticipates that Newpark's deliveries of oilfield waste to the Company will be substantially less than that mandated by the Disposal Agreement. While the Company believes that it will prevail in the arbitration proceeding, it has elected to record the dollar value associated with the volume shortfall, utilizing the rate set in the Disposal Agreement, as deferred revenue.

     OPERATING EXPENSES. Operating expenses increased $12.4 million, or 227.4%, from $5.5 million for the quarter ended June 30, 1997 to $17.9 million for the quarter ended June 30, 1998. As a percentage of revenues, operating expenses increased from 55.4% in the second quarter of 1997 to 64.1% in the second quarter of 1998. This increase was due primarily to the Company's transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.4 million, or 217.9%, from $641,000 for the quarter ended June 30, 1997 to $2.0 million for the quarter ended June 30, 1998. As a percentage of revenues, depreciation and amortization expenses increased from 6.5% in the second quarter of 1997 to 7.3% in the second quarter of 1998. This increase was primarily due to an increase in capital expenditures and additional amortization associated with the acquisitions completed in 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.8 million, or 117.3%, from $1.6 million for the quarter ended June 30, 1997 to $3.4 million for the quarter ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 15.9% for the second quarter of 1997 to 12.2% for the second quarter of 1998. This decrease was primarily due to the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $424,000, or 64.5%, from $657,000 for the quarter ended June 30, 1997 to $1.1 million for the quarter ended June 30, 1998. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

     INCOME TAXES. The provision for income taxes increased $919,000, or 174.1%, from $528,000 for the quarter ended June 30, 1997 to $1.4 million for the quarter ended June 30, 1998 as a result of increased taxable income. The effective tax rate for the period ended June 30, 1997 was 46.5% compared to a 41.0% rate for the period ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1997 AND 1998

     REVENUES. Revenues for the six month period ended June 30, 1998 increased $22.6 million, or 127.3%, from $17.7 million for the six months ended June 30, 1997 to $40.3 million for the six months ended June 30, 1998. The Industrial Wastewater Division contributed $7.9 million, or 44.3%, of revenues for the six months ended June 30, 1997 and $31.9 million, or 79.2%, of revenues for the six months ended June 30, 1998. Tipping and collection fees generated $2.0 million, or 25.7%, and $22.4 million, or 70.3%, of the Industrial Wastewater Division's revenues for the six month periods ended June 30, 1997 and 1998, respectively. By-product sales generated the remaining $5.9 million, or 74.3%, and $9.5 million, or 29.7%, of the Industrial Wastewater Division's revenues for the 1997 and 1998 periods, respectively. The Oilfield Waste Division contributed $9.9 million, or 55.7%, of revenues for the six month period ended June 30, 1997 and $8.4 million, or 20.8%, of revenues for the six month period ended June 30, 1998.

    The revenues of the Industrial Wastewater Division increased $24.1 million, or 306.2%, from $7.9 million for the six months ended June 30, 1997 to $31.9 million for the six months ended June 30, 1998. This increase was due primarily to acquisitions completed during the fourth quarter of 1997 and the first six months of 1998 and an increase in the volume of waste processed resulting primarily from the enactment of state-wide "full-pump" regulations in Texas. The Oilfield Waste Division's revenues decreased $1.5 million, or 15.0%, from $9.9 million for the six months ended June 30, 1997 to $8.4 million for the six months ended June 30, 1998. This decrease resulted primarily from lower receipts of oilfield waste from Newpark under the Disposal Agreement. Newpark delivered approximately 879,500 and 450,700 barrels of oilfield waste (excluding saltwater) to the Company's landfarms during the six month periods ended June 30, 1997 and 1998, respectively.

     OPERATING EXPENSES. Operating expenses increased $14.8 million, or 145.7%, from $10.1 million for the six months ended June 30, 1997 to $24.9 million for the six months ended June 30, 1998. As a percentage of revenues, operating expenses increased from 57.2% for the six month period ended June 30, 1997 to 61.8% for the six month period ended June 30, 1998. This increase was due principally to the Company's transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.8 million, or 137.5%, from $1.3 million for the six months ended June 30, 1997 to $3.0 million for the six months ended June 30, 1998. As a percentage of revenues, depreciation and amortization expenses increased slightly from 7.2% for the six month period ended June 30, 1997 to 7.5% for the six month period ended June 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.6 million, or 115.9%, from $2.3 million for the six months ended June 30, 1997 to $4.9 million for the six months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 12.7% for the six month period ended June 30, 1997 to 12.1% for the six month period ended June 30, 1998. This improvement resulted primarily from the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $285,000, or 25.1%, from $1.1 million for the six months ended June 30, 1997 to $1.4 million for the six months ended June 30, 1998. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

     INCOME TAXES. The provision for income taxes increased $1.4 million, or 137.1%, from $1.0 million for the six months ended June 30, 1997 to $2.4 million for the six months ended June 30, 1998 as a result of increased taxable income. The effective tax rate for the six months ended June 30, 1997 was 41%, compared to a 40.4% rate for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1998, the Company completed a secondary offering of 3,450,000 shares of common stock, resulting in net proceeds of approximately $60.9 million. The net proceeds were applied against the outstanding balance of the Company's Credit Facility, the vast majority of which indebtedness was incurred in connection with acquisitions previously consummated by the Company.

    The Company had net working capital of $9.6 million at June 30, 1998, compared to net working capital of $2.1 million at December 31, 1997. Improvement in the working capital position was attributable primarily to an increase in cash resulting from the exercise in late June of an over-allotment option granted to the underwriters of the Company's secondary offering.

    The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled principal payments on its debt obligations and capital leases, and planned capital expenditures. At June 30, 1998, approximately $1.9 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures during the three months and the six months ended June 30, 1998 were $3.0 million and $4.3 million, respectively. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for the last two quarters of 1998 are budgeted at approximately $11.0 million. Of this amount, approximately $1.8 million is budgeted to be invested in the Oilfield Waste Division on equipment replacements and landfarm expansions. The remaining amount is budgeted to be invested in the Industrial Wastewater Division for plant expansions, equipment and vehicle upgrades.

    At June 30, 1998, the Company had established a $6.2 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to the Company of closing the facilities as calculated in accordance with the applicable regulations. Applicable regulatory agencies require the Company to post financial assurance with the agencies to assure that all waste will be treated and the facilities closed appropriately. The Company has in place a total of $12.2 million of financial assurance in the form of letters of credit and bonds.

    The Company has a $100 million credit facility (the "Credit Facility") with a group of banks under which the Company may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the Credit Facility are secured by, among other things, a lien on all or substantially all of the Company's assets. The Credit Facility prohibits the payment of dividends and requires the Company to comply with certain financial covenants. The Credit Facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which may be consummated by the Company. The Company does not believe that these restrictions will have a material adverse effect on the Company's ability to fulfill its current acquisition program. The debt outstanding under the Credit Facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 1998, the Company had borrowed approximately $38.0 million under the Credit Facility.

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

ACQUISITIONS

    During the three months ended June 30, 1998, the Company acquired or contracted to acquire thirteen businesses, which collectively had 1997 revenues of approximately $115.7 million. All of these acquisitions were consummated during the three months ended June 30, 1998 except for the acquisition from USA Waste of one business in Florida with approximately $6.6 million in 1997 revenues (the "Universal Waste Acquisition"), which was consummated on August 1, 1998. Pending the consummation of the Universal Waste Acquisition, USA Waste operated the business on terms that had the same effect on the Company's financial condition and results of operations as if the acquisition had been consummated on May 1, 1998. Each of the acquisitions has been accounted for under the purchase method of accounting. The total consideration for these thirteen acquisitions (including the Universal Waste Acquisition) involved approximately $64.1 million in cash and debt issued and 1,169,181 shares of the Company's common stock. In addition, one acquisition provides for additional payments of approximately $15,004,000 in connection with a five-year disposal agreement entered into with the seller, which the Company has accrued for as a contract reserve. In certain transactions, the Company agreed to issue additional shares of common stock or make additional payments of cash to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels, or upon the occurrence of other specified events.

    Since June 30, 1998, the Company has acquired four additional businesses, which collectively had 1997 revenues of approximately $1.5 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these four acquisitions involved approximately $1.9 million in cash and assumed debt and 7,786 shares of the Company's common stock. In two of these acquisitions, the Company agreed to make additional payments of cash to the sellers upon the achievement by the acquired businesses of targeted earnings levels.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 7, 1998, the Company settled substantially all of the claims asserted against it in the three previously reported lawsuits relating to its Bourg, Louisiana landfarm and a fourth lawsuit filed against the Company in July 1998 seeking injunctive relief against certain operations of the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone along the western boundary of its landfarm. In addition, the Company agreed to construct a berm along the property line closest to the residences of the plaintiffs. The costs of these actions had previously been reserved for by the Company and, thus, did not have any impact on earnings. This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc., a local barge company ("Acadian"), in the FRILOUX ET AL.
V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, the Company has asserted claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against the Company including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies that it has any liability to Acadian and intends to vigorously defend itself against these claims. In addition, this settlement does not resolve the claims asserted in the class action filed in the Civil District Court for the Parish of Orleans, Louisiana seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Company's Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this class action; however, there can be no assurance that the Company will not subsequently be named as a defendant.

    In July 1998, the Company commenced an arbitration proceeding against Newpark Resources, Inc. for failing to satisfy its delivery and payment obligations under the Disposal Agreement. Specifically, the Company has alleged that Newpark has fallen short of its delivery obligations under the Disposal Agreement by approximately 635,000 barrels of oilfield waste valued at approximately $3.5 million. The Company has requested that the arbitrators enter an order (i) declaring that Newpark has breached the Disposal Agreement and no condition existed or exists which would excuse Newpark's breach and (ii) awarding the Company approximately $3.5 million in damages. The arbitrators for the arbitration proceeding have not yet been selected and, thus, Newpark has not responded to the claims asserted by the Company.

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

    None.

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

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 No.     Description
------    --------------

10.71 Stock Purchase Agreement among U S Liquids Inc., MCS Transportation, Inc., Charles C. Stout, Charlotte S. Lynch, James Scott Raimey, Danny
         C. Hammond, Thomas E. Starustka, Brenda B. Savell, Janice S. Whalen, and John Dwight Askeu.

10.72 Stock Purchase Agreement among U S Liquids Inc., Advanced Management Systems, Inc. and Charles C. Stout.

27.1     Financial Data Schedule

(b) On April 30, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission. Under Item 2 of that report, the Company described its acquisition of all of the capital stock of The National Solvent Exchange Corp., a Georgia corporation.

    On May 6, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission. Under Item 2 of that report, the Company described its acquisition of substantially all of the assets of Parallel Products, a California limited partnership, and all of the outstanding capital stock of Waste Stream Environmental, Inc. and Earth Blends, Inc., each a New York corporation, and Amigo Diversified Services, Inc., a Texas corporation.

    On May 22, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission. Under Item 2 of that report, the Company described its acquisition of all of the capital stock of Northern A-1 Sanitation Services, Inc., a Michigan corporation, and certain assets of City Environmental, Inc. and Universal Waste and Transit.

    On June 2, 1998, the Company amended both the May 6, 1998 Form 8-K and the May 22, 1998 Form 8-K to include audited financial statements of City Environmental, Inc., Waste Stream Environmental, Inc. (and its affiliate, Earth Blend, Inc.), and Parallel Products, as well as certain pro forma financial information .

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U S LIQUIDS INC.




Date: August 13, 1998                   /S/ MICHAEL P. LAWLOR
                                        ---------------------
                                        Michael P. Lawlor, Chairman and CEO



Date: August 13, 1998                   /S/ EARL J. BLACKWELL
                                        ---------------------
                                        Earl J. Blackwell, Senior Vice President
                                        and Chief Financial Officer