Form 10-Q/A
period 1998-06-30
U S LIQUIDS INC
filed 1998-08-28
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-Q/A-1
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

                          Common Stock, $.01 par value
                     12,133,488 shares as of August 13, 1998

                                U S LIQUIDS INC.
                FORM 10-Q/A-1 FOR THE QUARTER ENDED JUNE 30, 1998
                                      INDEX

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

 Item 4 - Submission of Matters to a Vote of Security Holders.............................. 19

 Item 5 - Other Information................................................................ 19

 Item 6 - Exhibits and Reports on Form 8-K................................................. 19

Signature.................................................................................. 21

                                EXPLANATORY NOTE

     This Form 10-Q/A-1 is being filed by U S Liquids Inc., a Delaware corporation (the "Company"), as an amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, filed August 14, 1998, to correct a document conversion error in the Company's Condensed Consolidated Statements of Cash Flows. The amount of "Payments to stockholders and related parties" for the six months ended June 30, 1997 was incorrectly reported as $8,000 when that figure is correctly reported as $80,000. A corrected Condensed Consolidated Statements of Cash Flows is filed herewith.

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

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                               1997        1998
                                                                              -------    --------
                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................   $ 1,486    $  3,617
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .......................................     1,285       3,026
      Net gain on sale of property, plant, and equipment ..................      --           (60)
      Deferred income tax provision .......................................       152         419
      Changes in operating assets and liabilities, net of amounts acquired:
        Accounts receivable, net ..........................................       647      (5,210)
        Inventories .......................................................      (107)        618
        Prepaid expenses and other current assets .........................         4      (1,312)
        Other assets ......................................................      (151)       (750)
        Accounts payable and other current liabilities ....................      (575)      1,165
        Closure, remediation and cell processing reserves .................       154        (503)
                                                                              -------    --------
           Net cash provided by operating activities ......................   $ 2,895    $  1,010
                                                                              -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................   $(1,676)   $ (4,267)
    Proceeds from sale of property, plant and equipment ...................      --           109
    Net cash paid for acquisitions ........................................      --       (68,760)
                                                                              -------    --------
             Net cash used in investing activities ........................   $(1,676)   $(72,918)
                                                                              -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to stockholders and related parties ..........................   $    80    $      0
    Proceeds from issuance of long-term obligations .......................       305      76,160
    Principal payments on long-term obligations ...........................    (4,361)    (58,191)
    Interest accrued on related-party notes payable .......................        28        --
    Issuance of common stock ..............................................      --        60,933
    Distributions equal to current income taxes of the limited
      liability corporation ...............................................      (171)       --
                                                                              -------    --------
              Net cash provided by (used in) financing activities .........   $(4,119)   $ 78,902
                                                                              -------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................   $(2,900)   $  6,994

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................     5,604       2,203
                                                                              -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $ 2,704    $  9,197
                                                                              =======    ========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest ................................................   $ 1,028    $  1,593
    Cash paid for income taxes ............................................     1,030       2,724
    Assets acquired under capital leases ..................................        46        --
    Assets acquired with stock warrants ...................................      --         2,983
    Notes issued related to acquisitions ..................................      --         1,226

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

                                        U S LIQUIDS INC.

Date: August 27, 1998                   /s/ MICHAEL P. LAWLOR
                                        Michael P. Lawlor, Chairman and CEO



Date: August 27, 1998                   /s/ EARL J. BLACKWELL
                                        Earl J. Blackwell, Senior Vice President
                                        and Chief Financial Officer