Form 10-Q
period 1998-09-30
U S LIQUIDS INC
filed 1998-11-16
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ________________.

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

                      Common Stock, $.01 par value
                      12,311,870 shares as of November 13, 1998

                                U S LIQUIDS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                      INDEX

PART I - FINANCIAL INFORMATION

                                                                                          Page
 Item 1  -Financial Statements:
         -Condensed Consolidated Balance Sheets as
          of December 31, 1997 and September 30, 1998 (unaudited)........................... 3
         -Condensed Consolidated Statements of Income for the
          three and nine month periods ended September 30, 1997 and
          1998 (unaudited).................................................................. 4
         -Condensed Consolidated Statements of Cash Flows for
          the nine month periods ended September 30, 1997
          and 1998 (unaudited).............................................................. 5
         -Notes to Condensed Consolidated Financial Statements.............................. 6
 Item 2  -Management's Discussion and Analysis of Financial
          Condition and Results of Operations.............................................. 11

PART II - OTHER INFORMATION

 Item 1  -Legal Proceedings................................................................ 17

 Item 2  -Changes in Securities and Use of Proceeds........................................ 18

 Item 3  -Defaults Upon Senior Securities.................................................. 18

 Item 4  -Submission of Matters to a Vote of Security Holders.............................. 18

 Item 5  -Other Information................................................................ 18

 Item 6  -Exhibits and Reports on Form 8-K................................................. 18

Signature.................................................................................. 19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                        U S LIQUIDS INC.
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            DECEMBER 31,   SEPTEMBER 30,
                   ASSETS                                                      1997            1998
                                                                           -------------   -------------
                                                                                            (UNAUDITED)
CURRENT ASSETS:
       Cash and cash equivalents ........................................  $       2,203   $       4,827
       Accounts receivable, less allowances of $342 and
         $1,683 (unaudited) .............................................          5,436          28,502
       Inventories ......................................................            567           1,190
       Prepaid expenses and other current assets ........................            621           4,276
                                                                           -------------   -------------
             Total current assets .......................................          8,827          38,795
PROPERTY, PLANT AND EQUIPMENT, net ......................................         39,110          78,275
INTANGIBLE ASSETS, net ..................................................          6,078         102,256
OTHER ASSETS, net .......................................................          1,001           1,991
                                                                           -------------   -------------
             Total assets ...............................................  $      55,016   $     221,317
                                                                           =============   =============
        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current maturities of long-term obligations ......................  $         792   $       4,564
       Accounts payable .................................................          2,154          11,079
       Accrued liabilities ..............................................          3,759          15,399
       Current portion of contract reserve and deferred revenue .........           --             5,298
                                                                           -------------   -------------
             Total current liabilities ..................................  $       6,705   $      36,340
LONG-TERM OBLIGATIONS, net of current maturities ........................         16,644          43,910
CELL PROCESSING RESERVE .................................................          7,330           5,765
CLOSURE AND REMEDIATION RESERVES ........................................          3,275           6,494
CONTRACT RESERVE ........................................................           --             8,248
DEFERRED INCOME TAXES ...................................................            156           1,695
                                                                           -------------   -------------
             Total liabilities ..........................................  $      34,110   $     102,452

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 5,000,000 shares authorized,
         none issued ....................................................  $        --     $        --
       Common stock, $.01 par value, 30,000,000 shares authorized,
         7,303,164 and 12,311,870 (unaudited) shares
         issued and outstanding .........................................             73             123
       Additional paid-in capital .......................................         17,190         108,043
       Retained earnings ................................................          3,643          10,699
                                                                           -------------   -------------
             Total stockholders' equity .................................  $      20,906   $     118,865
                                                                           -------------   -------------
                 Total liabilities and stockholders' equity .............  $      55,016   $     221,317
                                                                           =============   =============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        U S LIQUIDS INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                           (UNAUDITED)

                                                                   THREE MONTHS           NINE MONTHS
                                                                      ENDED                 ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                               -------------------    ------------------
                                                                 1997       1998        1997      1998
                                                               -------    --------    -------   --------
REVENUES ...................................................   $ 9,619    $ 37,547    $27,313   $ 77,860
OPERATING EXPENSES (exclusive of $612 and $2,264, and $1,832 and $4,931, respectively, of depreciation and
   amortization) ...........................................     5,426      23,937     15,404     49,228
DEPRECIATION AND AMORTIZATION ..............................       662       2,628      2,007      5,698
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES (exclusive of $50 and $364, and $175 and $767,
   respectively, of depreciation and amortization) .........     1,138       4,478      3,404      8,968
MERGER AND POOLING COSTS ...................................      --          --          400       --
                                                               -------    --------    -------   --------
INCOME FROM OPERATIONS .....................................   $ 2,393    $  6,504    $ 6,048   $ 13,966
INTEREST EXPENSE, net ......................................       499         746      1,367      2,310
OTHER (INCOME) EXPENSE, net ................................      (138)        (66)       130       (235)
                                                               -------    --------    -------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES ...................   $ 2,032    $  5,824    $ 4,551   $ 11,891
PROVISION FOR INCOME TAXES .................................       713       2,386      1,746      4,835
                                                               -------    --------    -------   --------

NET INCOME .................................................   $ 1,319    $  3,438    $ 2,805   $  7,056
                                                               =======    ========    =======   ========
BASIC EARNINGS PER COMMON SHARE ............................   $  0.22    $   0.28    $  0.51   $   0.73
                                                               =======    ========    =======   ========
DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE ........................................   $  0.18    $   0.26    $  0.42   $   0.64
                                                               =======    ========    =======   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................     5,997      12,149      5,497      9,623
                                                               =======    ========    =======   ========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING ...........................     7,330      13,474      6,726     10,956
                                                               =======    ========    =======   ========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                              ------------------------------
                                                                                  1997             1998
                                                                              -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ............................................................   $       2,805    $       7,056
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization .......................................           2,007            5,698
      Net gain on sale of property, plant, and equipment ..................             (27)            (115)
      Deferred income tax provision .......................................             253            1,539
      Changes in operating assets and liabilities, net of amounts acquired:
        Accounts receivable, net ..........................................             507           (7,254)
        Inventories .......................................................            (383)             499
        Prepaid expenses and other current assets .........................             250           (2,655)
        Other assets ......................................................            (109)            (966)
        Accounts payable and other current liabilities ....................          (1,334)           3,423
        Closure, remediation and cell processing reserves .................             417           (1,346)
                                                                              -------------    -------------
           Net cash provided by operating activities ......................   $       4,386    $       5,879
                                                                              -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and equipment ............................   $      (2,744)   $      (7,432)
    Proceeds from sale of property, plant and equipment ...................             101              268
    Net cash paid for acquisitions ........................................               0          (79,213)
                                                                              -------------    -------------
             Net cash used in investing activities ........................   $      (2,643)   $     (86,377)
                                                                              -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to stockholders and related parties ..........................   $        (465)   $        --
    Proceeds from issuance of long-term obligations .......................             198           81,826
    Principal payments on long-term obligations ...........................          (6,518)         (59,558)
    Interest accrued on related-party notes payable .......................              37             --
    Preferred stock dividends paid ........................................             (16)            --
    Payments to retire preferred stock ....................................             (10)            --
    Issuance of common stock ..............................................          14,187           60,752
    Proceeds from exercise of stock options ...............................            --                102
    Distributions equal to current income taxes of the limited
      liability corporation ...............................................            (171)            --
                                                                              -------------    -------------
              Net cash provided by financing activities ...................   $       7,242    $      83,122
                                                                              -------------    -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................   $       8,985    $       2,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................           5,604            2,203
                                                                              -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $      14,589    $       4,827
                                                                              =============    =============
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest ................................................   $       1,736    $       2,266
    Cash paid for income taxes ............................................           1,825            3,050
    Assets acquired under capital leases ..................................              46             --
    Assets acquired with stock and warrants ...............................            --             30,058
    Notes issued and liabilities assumed related to acquisitions ..........            --              8,771

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                          U S LIQUIDS INC.
                        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although the Company believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

    It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the SEC.

2.  INVENTORIES

    Inventories are stated at the lower of cost or market and, at December 31, 1997 and September 30, 1998, consisted of processed by-products of $435,000 and $837,000, respectively, and unprocessed by-products of $132,000 and $353,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3.  EARNINGS PER SHARE

    Effective December 15, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under these provisions, earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine months ended September 30, 1997 and 1998, respectively, is illustrated below:

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                SEPTEMBER 30,              SEPTEMBER 30,
                                          ------------------------   ------------------------
                                            1997          1998         1997          1998
                                         ----------   -----------   ----------   -----------
                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
                                                            (UNAUDITED)
Numerator:
    For basic and diluted earnings per
    share -- Income available to
    common stockholders ..............   $    1,319   $     3,438   $    2,805   $     7,056
                                         ==========   ===========   ==========   ===========
Denominator:
    For basic earnings per share --
    Weighted-average shares ..........    5,996,830    12,149,125    5,496,736     9,622,553
                                         ----------   -----------   ----------   -----------
Effect of dilutive securities:
    Stock options and warrants .......    1,333,593     1,324,856    1,229,287     1,333,076
                                         ----------   -----------   ----------   -----------
Denominator:
    For diluted earnings per share --
    Weighted-average shares and
    assumed conversions ..............    7,330,423    13,473,981    6,726,023    10,955,629
                                         ==========   ===========   ==========   ===========

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

5.  ACQUISITIONS

    FOURTH QUARTER 1997 ACQUISITIONS

    During the fourth quarter of 1997, the Company completed four acquisitions that were accounted for under the purchase method of accounting. Results of operations of companies that were acquired and subject to purchase accounting are included in the consolidated financial statements from the dates of such acquisitions. The total cost of acquisitions accounted for under the purchase method was $6,819,000. The accompanying condensed consolidated balance sheet as of September 30, 1998 includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $5,726,000.

    In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals are met is approximately $27,880,000 (payable through 2002) with the goals, if achieved, providing approximately $31,125,000 of pre-tax income over a five-year period. The contingent consideration is payable in cash or, in some instances, cash and stock, at the Company's option. As of September 30, 1998, none of these targeted goals had been achieved.

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

    1998 ACQUISITIONS

    During the nine months ended September 30, 1998, the Company acquired 25 businesses engaged in the collection, treatment and disposal of liquid wastes for approximately $79,213,000 in cash, $3,139,000 in debt issued, 20,000 stock warrants and 1,539,207 shares of the Company's common stock using the purchase method of accounting. In addition, one acquisition provides for additional payments of approximately $15,004,000 in connection with a five-year disposal agreement entered into with the seller, which the Company has accrued for as a contract reserve. The accompanying condensed consolidated balance sheet includes allocations of the respective purchase prices and is subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $95,118,000.

    In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels, or the occurrence of other specified conditions. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals or other conditions are met, the maximum aggregate amount of contingent consideration potentially payable if all targeted goals and conditions are met is approximately $12,825,000 (payable through 2003) with the goals, if achieved, providing approximately $25,744,000 of pre-tax income or earnings before interest, taxes, depreciation and amortization over a three-year period. The contingent consideration is generally payable in cash, however, in three of the acquisitions, the contingent consideration involves shares of the Company's common stock. As of September 30, 1998, none of these targeted goals had been achieved and none of the other specified conditions had occurred.

    The unaudited pro forma information set forth below presents the revenues, net income and earnings per share of the Company, plus the 1997 and 1998 acquisitions, the Company's initial public offering in August 1997 and the secondary public offering of the Company's common stock in June 1998, as if these transactions were effective on January 1, 1997 and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions and the related income tax effects of these adjustments.


                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1997              1998
                                             -------------      -----------
                                       (In thousands, except for per share data)
                                                      (Unaudited)
Revenues ..............................        $   122,945      $   120,974
Net income ............................              8,986           10,316
Basic earnings per common share .......               0.73             0.84
Diluted earnings per common share .....               0.66             0.76

    The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at the beginning of the periods presented.

6.  LEGAL PROCEEDINGS

    On August 7, 1998, the Company settled substantially all of the claims asserted against it in the three previously reported lawsuits relating to its Bourg, Louisiana landfarm and a fourth lawsuit filed against the Company in July 1998 seeking injunctive relief against certain operations of the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone and build a berm along the western boundary of its landfarm. The costs of these actions had previously been reserved for by the Company and, thus, did not have any impact on earnings. This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc., a local barge company ("Acadian"), in the Friloux et al. v. Campbell Wells Corporation case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the Friloux case, the Company asserted claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against the Company including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies that it has any liability to Acadian and intends to vigorously defend itself against these claims. In addition, this settlement does not resolve the claims asserted in the class action filed in the Civil District Court for the Parish of Orleans, Louisiana seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Company's Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this class action; however, there can be no assurance that the Company will not subsequently be named as a defendant.

    On September 22, 1998, the Company settled the arbitration proceeding that it had filed against Newpark Resources, Inc. ("Newpark") in July 1998. Under the terms of the settlement, Newpark and the Company entered into a thirty-three month agreement, pursuant to which Newpark will pay to the Company at least $30 million. Newpark paid $3 million of this amount to the Company in September 1998. The remaining amounts, which may be increased based upon future increases in the consumer price index, will be paid to the Company in monthly installments beginning in October 1998 and continuing through June 2001. These payments will permit Newpark to deliver to the Company for processing and disposal specified amounts of oilfield waste. At Newpark's option, the term of this agreement may be extended for up to two additional years. This thirty-three month agreement replaces Newpark's obligations under the Disposal Agreement, dated June 4, 1996, that the Company acquired in connection with the acquisition of its Texas and Louisiana landfarms in December 1996. As part of the settlement, the Company secured the right to immediately enter into the business of cleaning tanks, barges and other vessels and containers used in the storage and/or transportation of oilfield waste and acquired certain assets used in the business in exchange for a payment of $2.15 million. Prior to the settlement, the Company was contractually prohibited from engaging in any such cleaning business within the States of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. The settlement does not substantially alter the Company's contractual obligation not to engage, directly or indirectly, in (i) the collection, transfer, transportation, treatment or disposal of oilfield waste generated in a marine environment or transported in marine vessels, or (ii) the remediation and closure of oilfield waste pits business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. However, the settlement agreements provide that these noncompete provisions will terminate immediately if Newpark fails to make in a timely manner all payments required to be made to the Company under the terms of the settlement. As part of the settlement, the parties also reduced the term of the lease agreements pursuant to which Newpark leases the dock facilities at the Company's landfarms in Bourg, Louisiana, Mermentau, Louisiana and Bateman Island, Louisiana. These leases will now terminate on June 30, 2001, as opposed to August 31, 2021.

    The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury or property damage incurred in connection with its operations. The Company is not currently involved in any litigation that it believes will have a material adverse effect on its business, results of operations or financial condition.

7.  SUBSEQUENT EVENTS

    On October 30, 1998, the Company acquired one additional business, which had 1997 revenues of approximately $6.0 million, for approximately $8.6 million in cash. This acquisition was accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE COMPANY'S UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

    The Company is a rapidly growing provider of integrated liquid waste management services, including collection, processing, recovery and disposal services. Since its formation in November 1996, the Company has pursued an aggressive acquisition program, acquiring 34 liquid waste management businesses, including one business acquired since September 30, 1998.

    The Company provides liquid waste management services through a number of subsidiaries that are organized into two divisions. The Wastewater Division collects, processes and disposes of liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages and certain hazardous wastes) and whenever feasible recovers saleable by-products from the waste streams. Typically, the Company uses a variety of physical, chemical, thermal and biological techniques to break down the liquid waste into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the local publicly-owned treatment works and solid materials are dried and disposed of in a sanitary waste landfill. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. The Oilfield Waste Division was formed in December 1996 when the Company purchased its Louisiana and Texas landfarms from Campbell Wells, L.P., Campbell Wells NORM, L.P. and Sanifill, Inc., each of which is now a wholly-owned subsidiary of Waste Management, Inc.

    The Wastewater Division generated $33.1 million, or 88.3%, of the Company's revenues for the quarter ended September 30, 1998. This Division derives revenues from two principal sources: tipping and collection fees received for processing and disposing of waste, and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard recovered from waste streams. Some of the Company's by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties; however, the Company plans to curtail these brokerage activities except where necessary to meet its customers' volume and quality requirements. Tipping and collection fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions. The Company anticipates that revenues from tipping and collection fees, which have higher margins than by-product sales, will increase at a faster rate than revenues from sales of by-products and brokering of ethanol. The Company anticipates that the Wastewater Division will represent a growing share of the Company's business because of its projected internal growth and future acquisitions.

    The Oilfield Waste Division generated $4.4 million, or 11.7%, of the Company's revenues for the quarter ended September 30, 1998. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste. These fees are based on the composition of the waste and currently range from $0.40 per barrel for saltwater to $6.75 to $10.75 per barrel for oil-based drilling fluids, depending upon the makeup of the waste. Accordingly, the Company believes that total revenues are a better indicator of performance than is the average fee charged. When waste is unloaded at a given site, the Company recognizes the related revenue and records a reserve for the estimated amount of expenses to be incurred to process the waste in order to match revenues with their related costs. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.

    The Company's operating margins in the Oilfield Waste Division are typically higher than in the Wastewater Division.

    Newpark Resources, Inc. ("Newpark") is the largest customer of the Oilfield Waste Division. As described in Item 1 of Part II below, in September 1998, the Company and Newpark entered into a thirty-three month agreement, pursuant to which Newpark will pay at least $30 million to the Company. Newpark paid $3 million of this amount to the Company in September 1998. The remaining amounts, which may be increased based upon future increases in the consumer price index, will be paid to the Company in monthly installments beginning in October 1998 and continuing through June 2001. These payments will permit Newpark to deliver to the Company for processing and disposal specified amounts of oilfield waste. Due to prior uncertainties, for at least the first twelve months of this agreement, the Company intends to account for these payments as revenues as they are collected.

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

    Depreciation and amortization expenses relate to the Company's landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 18.0% of the Company's net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years.

    The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the operations of the Oilfield Waste Division may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

     REVENUES. Revenues for the quarter ended September 30, 1998 increased $27.9 million, or 290.3%, from $9.6 million for the quarter ended September 30, 1997 to $37.5 million for the quarter ended September 30, 1998. The Wastewater Division contributed $4.5 million, or 46.8%, of third quarter 1997 revenues and $33.1 million, or 88.3%, of third quarter 1998 revenues. Tipping and collection fees generated $1.1 million, or 25.1%, and $25.3 million, or 76.4%, of the Wastewater Division's revenues for the third quarters of 1997 and 1998, respectively. By-product sales generated the remaining $3.4 million, or 74.9%, and $7.8 million, or 23.6%, of the Wastewater Division's revenues for the third quarters of 1997 and 1998, respectively. The Oilfield Waste Division contributed $5.1 million, or 53.2%, of third quarter 1997 revenues and $4.4 million, or 11.7%, of third quarter 1998 revenues.

    The revenues of the Wastewater Division increased $28.6 million, or 635.6%, from $4.5 million for the quarter ended September 30, 1997 to $33.1 million for the quarter ended September 30, 1998 due primarily to acquisitions completed during the fourth quarter of 1997 and the first nine months of 1998. The "same store" revenues for collecting and processing of waste increased due to increased pricing, while revenues from the sale of fats and oils decreased due to a reduction in commodities prices. The Oilfield Waste Division's revenues decreased $700,000, or 13.4%, from $5.1 million for the quarter ended September 30, 1997 to $4.4 million for the quarter ended September 30, 1998. The revenues of the Oilfield Waste Division decreased due to lower receipts of oilfield waste caused by a decline in drilling activity in the Gulf Coast Region.

    OPERATING EXPENSES. Operating expenses increased $18.5 million, or 341.2%, from $5.4 million for the quarter ended September 30, 1997 to $23.9 million for the quarter ended September 30, 1998. As a percentage of revenues, operating expenses increased from 56.4% in the third quarter of 1997 to 63.8% in the third quarter of 1998. This increase was due primarily to the Company's transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.9 million, or 297.0%, from $700,000 for the quarter ended September 30, 1997 to $2.6 million for the quarter ended September 30, 1998. As a percentage of revenues, depreciation and amortization expenses increased from 6.9% in the second quarter of 1997 to 7.0% in the third quarter of 1998. This increase was primarily due to an increase in capital expenditures and additional amortization associated with the acquisitions completed in 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.4 million, or 293.5%, from $1.1 million for the quarter ended September 30, 1997 to $4.5 million for the quarter ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses were 11.8% for the third quarter of 1997 and 11.9% for the third quarter of 1998.

    INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $319,000, or 88.4%, from $361,000 for the quarter ended September 30, 1997 to $680,000 for the quarter ended September 30, 1998. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

    INCOME TAXES. The provision for income taxes increased $1.7 million, or 234.6%, from $713,000 for the quarter ended September 30, 1997 to $2.4 million for the quarter ended September 30, 1998 as a result of increased taxable income. The effective tax rate for the period ended September 30, 1997 was 35.1% compared to a 41.0% rate for the period ended September 30, 1998. The increase in the effective tax rate was a result of certain tax attributes of acquired companies.


NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1998

    REVENUES. Revenues for the nine month period ended September 30, 1998 increased $50.6 million, or 185.1%, from $27.3 million for the nine months ended September 30, 1997 to $77.9 million for the nine months ended September 30, 1998. The Wastewater Division contributed $12.2 million, or 44.7%, of revenues for the nine months ended September 30, 1997 and $65.1 million, or 83.6%, of revenues for the nine months ended September 30, 1998. Tipping and collection fees generated $3.2 million, or 26.0%, and $48.0 million, or 73.7%, of the Wastewater Division's revenues for the nine month periods ended September 30, 1997 and 1998, respectively. By-product sales generated the remaining $9.1 million, or 74.0%, and $17.1 million, or 26.3%, of the Wastewater Division's revenues for the 1997 and 1998 periods, respectively. The Oilfield Waste Division contributed $15.1 million, or 55.3%, of revenues for the nine month period ended September 30, 1997 and $12.8 million, or 16.4%, of revenues for the nine month period ended September 30, 1998.

    The revenues of the Wastewater Division increased $52.9 million, or 433.6%, from $12.2 million for the nine months ended September 30, 1997 to $65.1 million for the nine months ended September 30, 1998. This increase was due primarily to acquisitions completed during the fourth quarter of 1997 and the first nine months of 1998. The "same store" revenues for collecting and processing of waste increased due to increased pricing, while revenues from the sale of fats and oils decreased due to a reduction in commodities prices. The Oilfield Waste Division's revenues decreased $2.3 million, or 15.4%, from $15.1 million for the nine months ended September 30, 1997 to $12.8 million for the nine months ended September 30, 1998. This decrease resulted primarily from lower receipts of oilfield waste from customers caused by a decline in drilling activity in the Gulf Coast Region.

    OPERATING EXPENSES. Operating expenses increased $33.8 million, or 219.6%, from $15.4 million for the nine months ended September 30, 1997 to $49.2 million for the nine months ended September 30, 1998. As a percentage of revenues, operating expenses increased from 56.4% for the nine month period ended September 30, 1997 to 63.2% for the nine month period ended September 30, 1998. This increase was due principally to the Company's transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $3.7 million, or 183.9%, from $2.0 million for the nine months ended September 30, 1997 to $5.7 million for the nine months ended September 30, 1998. As a percentage of revenues, depreciation and amortization expenses remained constant at approximately 7.3%.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.5 million, or 159.6%, from $3.5 million for the nine months ended September 30, 1997 to $9.0 million for the nine months ended September 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 12.6% for the nine month period ended September 30, 1997 to 11.5% for the nine month period ended September 30, 1998. This improvement resulted primarily from the Company's ability to integrate new business acquisitions without a proportionate increase in general and administrative expenses.

    INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $578,000, or 38.6%, from $1.5 million for the nine months ended September 30, 1997 to $2.1 million for the nine months ended September 30, 1998. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

    INCOME TAXES. The provision for income taxes increased $3.1 million, or 176.9%, from $1.7 million for the nine months ended September 30, 1997 to $4.8 million for the nine months ended September 30, 1998 as a result of increased taxable income. The effective tax rate for the nine months ended September 30, 1997 was 38.4%, compared to a 40.7% rate for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company had net working capital of $2.5 million at September 30, 1998, compared to net working capital of $2.1 million at December 31, 1997.

     The Company's capital requirements for its continuing operations consist of its general working capital needs, scheduled principal payments on its debt obligations and capital leases, and planned capital expenditures. At September 30, 1998, approximately $4.6 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures during the three months and the nine months ended September 30, 1998 were $3.1 million and $7.3 million, respectively. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for the last quarter of 1998 are budgeted at approximately $5.9 million. Of this amount, approximately $400,000 is budgeted to be invested in the Oilfield Waste Division on equipment replacements and equipment for the recently acquired tank and barge cleaning business. The remaining amount is budgeted to be invested in the Wastewater Division for plant expansions, equipment and vehicle upgrades.

    At September 30, 1998, the Company had established a $6.5 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to the Company of closing the facilities as calculated in accordance with the applicable regulations. Applicable regulatory agencies require the Company to post financial assurance with the agencies to assure that all waste will be treated and the facilities closed appropriately. The Company has in place a total of $14.3 million of financial assurance in the form of letters of credit and bonds.

    The Company has a $100 million credit facility (the "Credit Facility") with a group of banks under which the Company may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the Credit Facility are secured by, among other things, a lien on all or substantially all of the Company's assets. The Credit Facility prohibits the payment of dividends and requires the Company to comply with certain financial covenants. The Credit Facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which may be consummated by the Company. The Company does not believe that these restrictions will have a material adverse effect on the Company's ability to fulfill its current acquisition program. The debt outstanding under the Credit Facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At September 30, 1998, the Company had borrowed approximately $42.0 million under the Credit Facility.

    The Company's capital resources consist of cash reserves, cash generated from operations and funds available under the Credit Facility. The Company expects that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for its ongoing operations, the Company will require additional capital to pursue its long-term acquisition program. The Company anticipates that future acquisitions will be made using a combination of common stock and cash, much of which is expected to be derived from borrowings under the Credit Facility. In addition, the Company may seek to raise additional equity capital for all or a substantial part of the consideration to be paid for future acquisitions or to reduce its debt. In the event that the common stock does not maintain a sufficient market value or potential acquisition candidates are unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company would be required to utilize more of its cash resources in order to continue its acquisition program. At the same time, the Company may be unable to raise additional capital due to market conditions. As a result, the timing of acquisitions over the longer term can be expected to be affected by prevailing market conditions. In addition, if the Company were unable to secure the capital necessary to carry out its acquisition program, the implementation of the Company's growth strategy would be adversely affected.

ACQUISITIONS

    During the three months ended September 30, 1998, the Company acquired eight businesses, which collectively had 1997 revenues of approximately $23.0 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these eight acquisitions involved approximately $9.0 million in cash and 184,168 shares of the Company's common stock. In certain transactions, the Company agreed to issue additional shares of common stock or make additional payments of cash to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels, or upon the occurrence of other specified conditions. As of September 30, 1998, none of these targeted goals had been achieved and none of the other specified conditions had occurred.

    On October 30, 1998, the Company acquired one additional business, which had 1997 revenues of approximately $6.0 million, for approximately $8.6 million in cash. This acquisition was accounted for under the purchase method of accounting.

YEAR 2000 COMPLIANCE

    Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000. The Company has analyzed its existing computer systems and applications and believes that all such computer systems and applications are Year 2000 compliant; however, there can be no assurance that this is the case. With respect to acquisitions, the Company reviews an acquisition candidate's Year 2000 readiness during the due diligence process. Thereafter, when the Company completes an acquisition, it typically replaces the acquired company's system with its own management and reporting and control systems. Accordingly, the Company does not believe that its acquisition program will be adversely affected by Year 2000 compliance issues. The ability of third parties with whom the Company transacts business to address adequately their Year 2000 issues is outside of the Company's control. There can be no assurance that the failure of such third parties to address adequately their Year 2000 issues will not have a material adverse effect on the Company's financial condition or results of operations. The Company is currently reviewing the potential adverse impact resulting from the possible failure of third party service providers and vendors to prepare for the Year 2000.

FORWARD LOOKING STATEMENTS

    Statements of the Company's or management's intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Important factors that could cause the Company's actual performance and operating results to differ materially from the forward looking statements include, among other factors, changes in the regulatory environment in which the Company operates, changes in the level of economic activity in markets served by the Company, the availability of capital to support the Company's growth strategy, the ability of the Company to execute its business plan, changes in the level of exploration and production of oil and gas, particularly in the Gulf Coast region, changes in the level of competition faced by the Company in each of its markets, the loss of business or inability to collect payment from one or more significant customers and the adverse resolution of pending litigation affecting the Company's landfarms.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On August 7, 1998, the Company settled substantially all of the claims asserted against it in the three previously reported lawsuits relating to its Bourg, Louisiana landfarm and a fourth lawsuit filed against the Company in July 1998 seeking injunctive relief against certain operations of the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone and build a berm along the western boundary of its landfarm. The costs of these actions had previously been reserved for by the Company and, thus, did not have any impact on earnings. This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc., a local barge company ("Acadian"), in the Friloux et al. v. Campbell Wells Corporation case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the Friloux case, the Company has asserted claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against the Company including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies that it has any liability to Acadian and intends to vigorously defend itself against these claims. In addition, this settlement does not resolve the claims asserted in the class action filed in the Civil District Court for the Parish of Orleans, Louisiana seeking unspecified monetary damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at the Company's Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this class action; however, there can be no assurance that the Company will not subsequently be named as a defendant.

    On September 22, 1998, the Company settled the arbitration proceeding that it had filed against Newpark in July 1998. Under the terms of the settlement, Newpark and the Company entered into a thirty-three month agreement, pursuant to which Newpark will pay to the Company at least $30 million. Newpark paid $3 million of this amount to the Company in September 1998. The remaining amounts, which may be increased based upon future increases in the consumer price index, will be paid to the Company in monthly installments beginning in October 1998 and continuing through June 2001. These payments will permit Newpark to deliver to the Company for processing and disposal specified amounts of oilfield waste. At Newpark's option, the term of this agreement may be extended for up to two additional years. This thirty-three month agreement replaces Newpark's obligations under the Disposal Agreement, dated June 4, 1996, that the Company acquired in connection with the acquisition of its Texas and Louisiana landfarms in December 1996. As part of the settlement, the Company secured the right to immediately enter into the business of cleaning tanks, barges and other vessels and containers used in the storage and/or transportation of oilfield waste and acquired certain assets used in the business in exchange for a payment of $2.15 million. Prior to the settlement, the Company was contractually prohibited from engaging in any such cleaning business within the States of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. The settlement does not substantially alter the Company's contractual obligation not to engage, directly or indirectly, in (i) the collection, transfer, transportation, treatment or disposal of oilfield waste generated in a marine environment or transported in marine vessels, or (ii) the remediation and closure of oilfield waste pits business, in each case within the states of Louisiana, Texas, Mississippi, Alabama and the Gulf of Mexico. However, the settlement agreements provide that these noncompete provisions will terminate immediately if Newpark fails to make in a timely manner all payments required to be made to the Company under the terms of the settlement. As part of the settlement, the parties also reduced the term of the lease agreements pursuant to which Newpark leases the dock facilities at the Company's landfarms in Bourg, Louisiana, Mermentau, Louisiana and Bateman Island, Louisiana. These leases will now terminate on June 30, 2001, as opposed to August 31, 2021.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 No.    Description
-----   ------------

10.73 Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van Rooyan.

27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K.

    On September 25, 1998, the Company filed a report on Form 8-K with the Securities and Exchange Commission. Under Item 5 of that report, the Company described the settlement of its arbitration proceeding with Newpark Resources, Inc.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         U S LIQUIDS INC.



Date: November 13, 1998                  /S/ MICHAEL P. LAWLOR
                                             Michael P. Lawlor, Chairman and CEO


Date: November 13, 1998                  /S/ EARL J. BLACKWELL
                                             Earl J. Blackwell, Senior Vice
                                             President and Chief Financial
                                             Officer