Form 10-K
period 1998-12-31
U S LIQUIDS INC
filed 1999-03-29
CIK 1041095

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

      411 N. Sam Houston Parkway East, Suite 400 Houston, Texas 77060-3545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  281-272-4500
              (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF SECURITIES                         EXCHANGE ON WHICH REGISTERED
-------------------------------------  --------------------------------------------------------
    Common Stock, par value $.01                       American Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 19, 1999, was approximately $278,357,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the American Stock Exchange. (For purposes of calculating this amount only, all the directors and executive officers of the registrant have been treated as affiliates.)

     The number of shares of common stock, $.01 par value, of the registrant outstanding at March 19, 1999 was 15,873,370.

                      DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                                    INCORPORATED AS TO
-------------------------------------  --------------------------------------------------------
       Proxy Statement for the                                 Part III
 1999 Annual Meeting of Stockholders

================================================================================

                               TABLE OF CONTENTS

                                     PART I
                                                 PAGE
                                                 ----
Item 1.  Business.............................     1
Item 2.  Properties...........................    14
Item 3.  Legal Proceedings....................    15
Item 4.  Submission of Matters to a Vote of
           Security Holders...................    16

                                    PART II

Item 5.  Market for Registrant's Common Equity
           and Related Stockholder Matters....    16
Item 6.  Selected Financial Data..............    17
Item 7.  Management's Discussion and Analysis
           of Financial Condition and
           Results of Operations..............    18
Item 7A. Quantitative and Qualitative
           Disclosures About Market Risk......    22
Item 8.  Financial Statements and
           Supplementary Data.................    23
Item 9.  Changes in and Disagreements With
           Accountants on Accounting and
           Financial Disclosure...............    23

                                    PART III

Item 10. Directors and Executive Officers of
           the Registrant.....................    23
Item 11. Executive Compensation...............    23
Item 12. Security Ownership of Certain
           Beneficial Owners and Management...    23
Item 13. Certain Relationships and Related
           Transactions.......................    23

                                    PART IV

Item 14. Exhibits, Financial Statement
           Schedules, and Reports on Form
           8-K................................    23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a rapidly growing provider of liquid waste management services, including collection, processing, recovery and disposal services. Our primary focus of operations is industrial and commercial wastewater treatment, although we also collect, process and dispose of oilfield waste. We operate 38 processing facilities located in eleven states and serve over 40,000 customers. At March 1, 1999, we employed approximately 1,200 persons full-time.

     Our executive offices are located at 411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545, and our telephone number is (281) 272-4500. Our common stock is listed on the American Stock Exchange under the trading symbol "USL."

INDUSTRY BACKGROUND

     The wastewater treatment market is generally divided into two segments: industrial and commercial wastewater treatment, which may include the treatment of some hazardous wastes, and municipal wastewater treatment. Industrial and commercial companies produce various types of wastewater (including hydrocarbon contaminated water, landfill leachate, dated beverages and grease and grit trap waste) that must be treated prior to disposal in local publicly-operated treatment works ("POTWs") or for which municipalities charge higher rates. Similarly, oil and gas exploration and production companies produce liquid waste that must be disposed of in accordance with federal and state regulations. Municipalities utilize or contract with third parties for the utilization of water treatment technology to treat municipal wastewater.

     In the United States, the growth in demand for wastewater treatment services has been driven by many factors, including:

         o Municipalities refusing to accept certain industrial wastewaters due to limited treatment capabilities and a lack of the resources needed to expand or modernize their POTWs;

         o Industrial and commercial businesses avoiding POTW surcharges by using others to process and dispose of their wastewater;

         o Industrial and commercial businesses outsourcing their wastewater treatment needs;

         o   Continued industrial and commercial expansion; and

         o Increasingly strict regulations governing the disposal of wastewater, as well as more stringent enforcement of these regulations.

     REJECTION OF CERTAIN WASTEWATERS BY POTWS. In North America, governmental regulation and enforcement have established strict standards for potable water and the discharge of pollutants in wastewater. Municipalities have spent billions of dollars building water purification and wastewater treatment facilities. However, many of these municipalities are facing increasing budgetary constraints and damage to their wastewater treatment facilities caused by grease and other liquid wastes and have begun refusing to accept certain liquid waste streams, thereby increasing the demand for wastewater treatment services provided by the private sector. For example, the Dallas, Houston and San Antonio POTWs do not accept grease or grit trap waste. In addition, in late 1997, the Houston POTWs ceased accepting septage generated outside the Houston city limits.

     ECONOMIC BENEFIT OF PRETREATING CERTAIN WASTEWATERS. For years, generators of industrial wastewater and other liquid waste have discharged the waste directly into POTWs. However, the difficulties encountered by POTWs in collecting and treating certain wastewaters have caused many municipalities to increase the rates charged for accepting these wastewaters. With respect to certain wastewaters, it is more economical for the generator to deliver the waste to liquid waste management service providers such as the Company than to discharge the waste directly into the POTW. For example, it is currently more economical for many soft drink manufacturers to deliver their dated beverages to us for processing and disposal than to discharge the beverages directly into the POTW.

     OUTSOURCING BY INDUSTRIAL AND COMMERCIAL BUSINESSES. Industrial and commercial businesses prefer to focus on their primary business activities and to downsize and outsource secondary business activities in which they may not have much expertise. By outsourcing their wastewater treatment needs, they can free-up capital for investment in their primary products and business activities, eliminate a significant portion of their overhead and transfer risk to experts in the field.

     ECONOMIC EXPANSION. Many industrial companies have significantly expanded their manufacturing and processing facilities. This industrial expansion has increased the amount of wastewater generated. In addition, continued commercial expansion throughout North America has generated additional grease and grit trap waste and other liquid waste that must be processed by the waste generators, POTWs or liquid waste management service providers such as the Company.

     INCREASINGLY STRICT REGULATIONS. Heightened public concern about water quality has caused federal, state and local governments to adopt increasingly strict regulations governing the processing and disposal of industrial wastewater and other liquid wastes. For example, effective as of October 1993, Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA") banned the disposal of untreated bulk liquid waste in landfills. In addition, effective in March 1997, the Texas Natural Resource Conservation Commission implemented state-wide "full pump" regulations requiring 100% evacuation of all grease and grit traps and proper disposal of the full volume of each trap. Furthermore, in January 1999, the United States Environmental Protection Agency (the "EPA") proposed new regulations which would establish further restrictions on the discharge of pollutants into U.S. waters and into POTWs by existing and new facilities that treat or recover any hazardous or nonhazardous industrial waste, wastewater or used material from off-site. Louisiana, Texas and certain other oil and gas producing states have enacted comprehensive laws and regulations governing the proper management of oilfield waste. Under Louisiana and Texas regulations, if oilfield waste cannot be processed for discharge or disposed of at the well where it is generated, it must be transported to a licensed oilfield waste processing or disposal facility. In addition, federal regulations also restrict, and in some cases prohibit entirely, the discharge of oilfield waste into U.S. waters.

STRATEGY

     Our objective is to be the largest and most profitable liquid waste management company in each of the markets in which we operate. We believe that as we expand we are likely to benefit from numerous competitive advantages relative to smaller operators, including servicing multiple customer locations, treating a wide variety of liquid waste streams, achieving operating efficiencies and increased economies of scale and adapting to changing regulations. Our strategy for achieving this objective is to (i) expand through acquisitions; (ii) generate internal growth; (iii) enhance existing and acquired operations; and (iv) operate our businesses on a decentralized basis. We intend to implement this strategy as follows:

      o ACQUISITIONS. We pursue acquisitions of liquid waste management businesses in existing and new geographic markets. We also make smaller "tuck-in" acquisitions in our existing markets in order to increase our facility and equipment utilization and expand our market penetration and range of services. In considering new markets, we generally seek to acquire a liquid waste processing facility that has the customer base, technical skills and infrastructure necessary to be a core business into which other liquid waste operations can be consolidated. After we have acquired a processing facility, we typically seek to increase the utilization of the facility by securing captive waste streams, which includes acquiring collection companies and entering into contracts to collect or accept all of the various types of liquid waste generated by customers. We also seek to acquire other liquid waste management businesses that can be integrated into our existing operations or utilized to provide additional liquid waste management services to the same customer base.

      o INTERNAL GROWTH. To generate internal growth, we have focused on increasing sales penetration in our current and adjacent markets, soliciting new commercial and industrial customers, expanding our collection infrastructure, marketing upgraded services to existing customers and, where appropriate, raising prices. We believe there are a number of liquid waste generators that would prefer to have a single source provider for the collection, processing and disposal of all of their liquid waste streams, but are unable to do so because the liquid waste management industry is highly fragmented. Accordingly, we have positioned ourselves as a multi-city, single source provider of liquid waste management services for national and regional generators of liquid waste. In addition, we intend to expand the capacity and processing capabilities of our existing liquid waste management facilities, and to amend our permits for certain facilities in order to receive additional liquid waste streams.

      o OPERATIONAL ENHANCEMENTS. We intend to continue to improve our operations through collection route densification and consolidation and increased facility and equipment utilization. We also expect to realize cost savings by consolidating certain administrative functions at our corporate offices, such as cash management, human resources, finance and insurance.

      o DECENTRALIZED MANAGEMENT. We manage our various businesses on a decentralized basis, with local management maintaining responsibility for the day-to-day operations, profitability and growth of the business, while our executive officers exercise strong strategic and financial oversight. We believe that this structure will retain the entrepreneurial spirit present in each of the acquired businesses and allow us to capitalize on the considerable local and regional market knowledge and customer relationships possessed by local management.

ACQUISITION ACTIVITY IN 1998

     During 1998, we acquired 29 liquid waste management businesses which collectively had approximately $136.5 million of annual revenues in 1998. The 28 acquisitions completed by the Wastewater Division provided us entry into five additional segments of the liquid waste management industry -- bulk liquid and dated beverage processing and recovery, hazardous waste processing, biosolids processing and recovery, solvent processing and recovery, and petroleum fuels processing and recovery -- and gave us a presence in 22 new geographic markets in North America. Through the acquisition completed by the Oilfield Waste Division, we entered into the business of cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste.

RECENT DEVELOPMENTS

     From January 1, 1999 through March 19, 1999, we acquired six additional business engaged in the collection, processing, recovery and disposal of liquid waste, including Romic Environmental Technologies Corporation. Romic operates liquid waste processing, and chemical and solvent recovery facilities in California and Arizona. It also operates collection and transfer facilities in California, Oregon and Washington. Romic had approximately $46.8 million of revenues during 1998. The five other businesses acquired during this time period collectively had approximately $8.2 million of revenues during 1998.

     To accommodate the growth in our business, we increased the size of our credit facility in February 1999 from $100.0 million to $225.0 million.

     On March 17, 1999, we completed a public offering of 3,000,000 shares of our common stock. The $56.8 million of net proceeds that we received from the 2,875,000 shares that we sold in this offering will be applied against the outstanding balance of our credit facility, the vast majority of which indebtedness was incurred in connection with acquisitions completed in 1998 and 1999. We anticipate that these net proceeds will be applied against the outstanding balance of our credit facility by March 31, 1999.

OPERATIONS AND SERVICES PROVIDED

     Industrial and commercial businesses produce various types of wastewater (including hydrocarbon contaminated water, landfill leachate, dated beverages, grease and grit trap waste and certain hazardous wastes) that must be disposed of in accordance with federal, state and local regulations. Similarly, oil and gas exploration and production companies produce liquid waste that must be disposed of in accordance with federal and state regulations. We accept liquid waste from generators and independent collection companies, process the liquid waste to remove contaminants and then dispose of the liquid waste in accordance with applicable regulations. In addition, in certain instances, our processing operations generate saleable by-products. Our services permit generators of liquid waste to focus on their primary business activities, while we perform the secondary operations of processing and disposing of their waste.

     We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. The operations of these two divisions are summarized below. See Note 15 to our consolidated financial statements for certain financial data of these two divisions.

WASTEWATER DIVISION

     Our Wastewater Division contributed approximately 85.7% of our 1998 revenues. This Division receives fees to collect, process and dispose of liquid waste such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes. In addition, the Wastewater Division generates revenues from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. It operates a fleet of vehicles to collect waste directly from customers, receives waste from independent transporters servicing thousands of additional generators and also receives waste shipped directly by the generators via rail and truck. Brief descriptions of the types of liquid waste most commonly managed by the Wastewater Division are set forth below:

     INDUSTRIAL WASTEWATERS. Industrial wastewaters such as hydrocarbon contaminated water, landfill leachate and printing solvents are transported to our facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill. In some instances, such as printing solvents, the contaminated materials are processed and returned to the generator for reuse.

     GREASE AND GRIT TRAP WASTE. Grease trap waste from restaurants and other food manufacturing and preparation facilities and grit trap waste from car washes is collected by our vehicles or independent parties and transported to our facilities. Grease and grit trap waste is processed using a variety of physical, chemical, thermal and biological techniques. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill. By-products recovered from grease trap waste are sold for use in producing various grades of fats, oils and feed proteins.

     BULK LIQUIDS AND DATED BEVERAGES. We accept both liquid residuals and dated packaged beverages from breweries, soft drink manufacturers and food processors. Water extracted from the liquid waste is pretreated and then discharged into the POTW. The remaining liquid waste is fermented and distilled into both industrial and fuel grade ethanol, which is sold primarily to major oil and chemical companies. Packaging of the dated beverages, whether aluminum, glass, plastic or cardboard, is removed, separated and sold to recycling firms.

     HAZARDOUS WASTES. Hazardous wastes such as household hazardous wastes, plating solutions, acids, and flammable and reactive wastes are transported to certain of our facilities in trucks and other transportable containers and by rail. Wastewaters suitable for treatment under the Clean Water Act are directed into an appropriate process such as chemical precipitation or filtration. Sludge and solid hazardous wastes are directed to our chemical fixation facility to be pre-treated using chemical oxidation or reduction followed by fixation. After testing, solid and semi-solid residues are shipped to an independent Subtitle D landfill and treated listed waste residues are sent to an audited and approved independent Subtitle C landfill. Organic wastes that have recoverable heat or solvent values are recycled using distillation techniques. Solvents are sold back to the paint industry as thinners. Other organic wastes are blended into fuels sold primarily to operators of cement or lime kiln facilities.

     BIOSOLIDS. We accept and process liquid and dry cake biosolids, or sludge, from municipal wastewater treatment facilities and private businesses and process these biosolids into a product that is sold for use as a fertilizer and landfill cover.

     SEPTAGE. Septage is pumped from septic tanks by our vehicles or independent parties and transported to our facilities. The septage is then processed using a variety of physical, chemical, thermal and biological techniques. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill.

     PETROLEUM FUELS. Contaminated and off-specification petroleum fuels and used oil are transported to our facilities in vacuum trucks, trailers and other transportable oil containers. Using mechanical and gravity separation techniques, these materials are processed to produce a fuel sold primarily to operators of industrial furnaces. Resulting wastewater is transported to another of our facilities for processing and disposal. Solid materials and sludges are sent to one of our oilfield waste processing facilities.

OILFIELD WASTE DIVISION

     The Oilfield Waste Division contributed approximately 14.3% of our 1998 revenues. At our six oilfield waste facilities located in Louisiana and Texas, the Oilfield Waste Division treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste consists primarily of oil-based and water-based drilling fluids (which contain oil, grease, chlorides and heavy metals), as well as cuttings, saltwater, workover and completion fluids, production pit sludges and soil containing these materials. In addition, at two Louisiana locations, the Oilfield Waste Division cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

     Landfarming, the treatment process utilized at our four Louisiana oilfield waste facilities, involves several distinct stages. Oilfield waste is brought to our facilities in trucks and on barges and the delivered waste materials are then tested. Materials which do not qualify as permitted oilfield waste under applicable regulations are rejected. Accepted waste is then loaded into treatment cells, which are flooded with fresh water and mixed to dissolve salts and soluble materials. Saltwater is then pumped out through a collection system and typically disposed of at a saltwater injection well on-site. This flooding process is typically repeated several times. The remaining waste is then processed to remove organic contamination through biological degradation. Total treatment of a cell takes approximately nine to twelve months. In the final stage, the remaining material is tested to ensure compliance with regulatory requirements. Thereafter, the material is transported to on-site stockpile areas.

     The Oilfield Waste Division was formed in December 1996 when we purchased five of our oilfield waste processing facilities from certain subsidiaries of Waste Management, Inc. In connection with this acquisition, we acquired a long-term disposal agreement with Newpark Resources, Inc. for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal agreement obligated Newpark to deliver to us specified amounts of oilfield waste for treatment and disposal at certain of our Louisiana landfarms. During 1998, however, a dispute arose between us and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, we terminated the long-term disposal agreement and entered into a new 33-month agreement. In the new agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $3.0 million in September 1998 and an additional $6.0 million between October 1, 1998 and March 19, 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. Under the terms of the new agreement, Newpark has the right, but not the obligation, to deliver specified volumes of oilfield waste to certain of our Louisiana landfarms for a period of three years without additional cost. Subject to certain conditions, Newpark may extend the term of the new agreement for two additional one-year terms at an additional cost of approximately $8.0 million per year.

     In addition, we also agreed that, until June 30, 2001, we would not (i) accept from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, or (ii) engage in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. If the term of the new agreement is extended by

Newpark, the term of the prohibition on our accepting this type of waste from other customers will also be extended for a corresponding period of time.

     As part of our agreement with Newpark, we also secured the right to immediately enter into the business of cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste and acquired certain assets used in this business in exchange for a total price of $2.2 million. We are currently operating this business at two locations in Louisiana. Prior to the settlement, we were contractually prohibited from engaging in this cleaning business within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico.

SEASONALITY

     We expect that the operations of the Oilfield Waste Division will experience certain seasonal patterns consistent with the oil and gas exploration and production activity in the Gulf Coast. Generally, the volume of oilfield waste delivered to the Oilfield Waste Division has been lowest in the first quarter of each calendar year. Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services. Certain of the Wastewater Division's processing facilities in the Northeast and Midwest may be affected by adverse weather conditions.

COMPETITION

     The liquid waste industry is highly fragmented and very competitive. Competition is primarily on the basis of proximity to collection operations, collection and processing fees charged and quality of service. With respect to certain waste streams (such as oilfield waste, bulk liquids and dated beverages) we must compete with the generators of these waste streams, who continually evaluate the decision whether to use internal disposal methods or utilize a liquid waste management company such as us. We must also compete with area landfills for certain waste streams. We compete with Newpark Resources, Inc. and a number of smaller companies for oilfield waste produced on land in the Gulf Coast region.

     We believe that there are certain barriers to entry in the liquid waste industry. These barriers include the need for specially equipped facilities; licenses, permits and trained personnel necessary to operate these facilities; and formalized procedures for customer acceptance.

REGULATION

  GENERAL

     Our business operations are affected both directly and indirectly by governmental regulations, including various federal, state and local pollution control and health and safety programs that are administered and enforced by regulatory agencies. These programs are applicable or potentially applicable to one or more of our existing operations. Although we intend to make capital expenditures to expand our liquid waste processing capabilities, we believe that we are not presently required to make material capital expenditures to remain in compliance with federal, state and local laws and regulations relating to the protection of the environment.

  FEDERAL REGULATION

     The primary U.S. federal statutes affecting our business are summarized below:

     THE CLEAN WATER ACT. We treat and discharge wastewaters at our liquid waste facilities and at our oilfield waste landfarms. These activities are subject to the requirements of the Clean Water Act and comparable state statutes and federal and state enforcement of these regulations. The Clean Water Act regulates the discharge of pollutants into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and wastewater treatment plants and provides federal grants to assist municipalities in complying with the new standards. In addition to requiring permits for industrial and municipal discharges directly into the waters of the United States, the Clean Water Act also requires pretreatment of industrial wastewater before discharge into municipal systems. The Clean Water Act gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges. In addition, the Clean Water Act prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of such oil or hazardous substances. The Clean Water Act also requires the adoption of the National Contingency Plan to cover removal of such materials. Under the Clean Water Act, the owner or operator of a vessel or facility may be liable for penalties and costs incurred by the federal government in responding to a discharge of oil or hazardous substances.

     The Clean Water Act also has a significant impact on the operations of the Oilfield Waste Division's customers. EPA Region 6, which includes the Oilfield Waste Division's current market, continues to issue new and amended National Pollution Discharge Elimination System general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas Extraction Point Source Category into waters of the United States. The combined effect of all of these permits closely approaches a "zero discharge" standard affecting all waters except those of the Outer Continental Shelf. We and many industry participants believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

     RCRA. RCRA is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of "hazardous waste." The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. We do not accept RCRA-regulated hazardous waste at any of our liquid waste processing facilities other than the Detroit, Michigan, Tampa, Florida, East Palo Alto, California and Chandler, Arizona facilities. Consequently, the majority of our activities are not subject to the requirements adopted under Subtitle C of RCRA. Our facility in Detroit, Michigan has never been granted a permit under RCRA and is continuing to operate under interim status, as allowed by RCRA. In addition, a facility in East Palo Alto, California that we acquired in January 1999 is operating under a RCRA permit that expired in 1991, but that allows for ongoing operations. With respect to both facilities, all necessary applications, renewal applications and other documentation were timely filed and applicable regulations allow the facilities to continue to operate. Furthermore, our subsidiary, Romic Environmental Technologies Corporation, has entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.

     The Oilfield Waste Division's facilities treat and dispose of oilfield waste, which is exempt from classification as a RCRA-regulated waste. At various times in the past, proposals have been made to rescind the exemption that excludes oilfield waste from regulation under RCRA. The repeal or modification of this exemption by administrative, legislative or judicial process would require us to change our method of doing business and could have a material adverse effect on our business, results of operations and financial condition. There is no assurance that we would have the capital resources available to do so, or that we would be able to adapt our operations.

     RCRA also indirectly affects our operations by prohibiting the disposal of certain liquid wastes in landfills. This prohibition increases demand for the services provided by the Wastewater Division.

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

     If our operations or facilities are responsible for the release of or improper disposal of hazardous substances, we could incur CERCLA liability. We may also incur CERCLA liability as a result of environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which we arranged or which was arranged by the owners of a business that we have acquired.

     Other than certain administrative consent orders and agreements entered into by our Romic subsidiary with respect to three drum reconditioning or disposal sites to which it delivered waste, we are not aware of any claims against us or any of our subsidiaries that are based on CERCLA. Nonetheless, the identification of any additional sites at which cleanup action is required could subject us to liabilities which could have a material adverse effect on our business, results of operations and financial condition.

     THE CLEAN AIR ACT. The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act's regulations. Compliance with the Clean Air Act is not expected to have a material adverse effect on our business, results of operations or financial condition.

  STATE AND LOCAL REGULATIONS

     Our liquid waste processing facilities are subject to direct regulation by a variety of state and local authorities. Typically, we are required to obtain processing, wastewater discharge and air quality permits from state and local authorities to operate these facilities and to comply with applicable regulations concerning, among other things, the generation and discharge of odors and wastewater.

     Order 29-B of the Louisiana Department of Natural Resources contains extensive rules regarding the generation, processing, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. The Texas Railroad Commission has also adopted detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. We must perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements. Short-term emergency rules recently adopted by the Louisiana Department of Natural Resources have increased the pre-treatment testing to be conducted on oilfield waste delivered to our Louisiana landfarms.

     The closure of all of our landfarms is also regulated by state authorities. In general, closure of a landfarm involves a multi-phase process whereby all injection wells at the landfarm are plugged and abandoned, all surface equipment is removed from the site, the treatment cells and perimeter containment levees are removed and the surface of the site is contoured and vegetated. Additional regulatory requirements include monitoring the surface runoff water, the soil pore water and the groundwater for a period of five years. If, after five years, the water quality meets the requirements specified in the state regulations, the site is certified as closed.

     The states in which we operate have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous waste disposal, water and air pollution, releases and cleanup of hazardous substances and liabilities for such matters. Our facilities and operations are likely to be subject to many, if not all, of these laws and regulations. In addition, states and localities into which we may expand, by acquisition or otherwise, may now or in the future have regulations with positive or negative effects on us. It is possible that state or local regulations could adversely affect our execution of our acquisition strategy.

FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS

     In the normal course of our business, in an effort to help keep our stockholders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings or other aspects of operating results. The words "may," "will," "expect," "anticipate," "believe," "estimate," "continue" and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control, and any one of which, or a combination of which, could materially affect the results of our operations and whether forward-looking statements made by us ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect our consolidated results of operations for 1999 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by us or on our behalf.

RISKS RELATED TO OPERATING AND INTERNAL GROWTH STRATEGY

     Key elements of our strategy are to improve the profitability and increase the revenues of our existing operations and any subsequently acquired businesses. We intend to improve the profitability of our existing operations and any subsequently acquired businesses by various means, including achieving operating efficiencies and economies of scale. Our ability to increase the revenues of our existing operations and any subsequently acquired businesses will be affected by various factors, including:

         o The demand for liquid waste collection, processing and disposal services;

         o   Our ability to expand the range of services offered to customers;

         o Our ability to develop national and regional accounts for our liquid waste management services and other marketing programs; and

         o The demand for by-products we recover from certain liquid waste streams.

     Many of these factors are beyond our control, and there can be no assurance that our operating and internal growth strategies will be successful or that we will be able to generate cash flows adequate for our operations and to support internal growth.

MANAGEMENT OF GROWTH

     To manage our growth effectively, we must implement and improve our operational, financial and management information systems and controls, and train, motivate and manage our employees. We periodically review and upgrade our management information systems, as well as hire additional management and other personnel in order to maintain the adequacy of our operational, financial and management controls. If we fail to manage our growth effectively, our business, results of operations and financial condition could be materially and adversely affected.

RISKS RELATED TO OUR ACQUISITION STRATEGY AND ACQUISITION FINANCING

     The Company was organized in November 1996. Since that time, we have experienced rapid growth, primarily through acquisitions, and we intend to acquire additional liquid waste management businesses. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or manage additional businesses profitably or to integrate successfully any acquired businesses without material costs, delays or other operational or financial problems. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. These liabilities may include those arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements, and for which we, as a successor owner or operator, may be responsible. Certain environmental liabilities, even if not expressly assumed by us, may be imposed on us under certain legal principles of successor liability, including those under CERCLA. Further, each acquisition involves a number of other special risks that could cause the acquired business to fail to meet our expectations. For example:

         o   The acquired business may not achieve expected results.

         o We may not be able to retain key personnel of the acquired business.

         o We may not be able to successfully integrate the acquired business in a timely manner or we may incur substantial costs, delays or other operational or financial problems during the integration process.

         o It may be difficult to integrate a business with personnel who have different business backgrounds and corporate cultures than ours.

         o Our management group may not be able to effectively manage the combined entity or to effectively implement our acquisition program and internal growth strategy simultaneously.

     We cannot readily predict the timing, size or success of our future acquisitions or the associated capital requirements. We currently intend to finance future acquisitions by using a combination of common stock and cash. If shares of common stock are issued in connection with future acquisitions or earn-out provisions of completed acquisitions, stockholders may experience dilution in the net tangible book value of their stock. If our common stock does not maintain a sufficient market value, or potential acquisition candidates are not willing to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, or incur indebtedness in order to continue our acquisition program. We have a $225.0 million credit facility with a group of banks under which we may borrow to fund acquisitions and working capital requirements; however, under the credit facility, the banks' consent is required for us to make certain acquisitions or incur significant indebtedness (including, without limitation, debt assumed in connection with acquisitions). As of March 19, 1999, the outstanding principal balance of the credit facility was approximately $105.0 million. If we do not have sufficient cash resources to fund our acquisition plans, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. We may not be able to obtain such financing when required or such financing may only be available on terms and conditions that are unacceptable to us.

COMPETITION

     The liquid waste management industry is highly fragmented and very competitive. We compete with other liquid waste processing facilities and alternative methods of disposal of certain waste streams provided by area landfills and injection wells, as well as the alternative of illegal disposal. In addition, competitive products and services have been and are likely to continue to be developed and marketed by others. Furthermore, future technological change and innovation may result in a reduction in the amount of liquid waste being generated or alternative methods of processing and disposal being developed. The market for the various by-products that we sell is also very competitive and is served by several large companies and a number of smaller, privately-owned companies. With respect to our oilfield waste operations, we must compete with alternative methods of off-site disposal of oilfield waste. We also face competition from customers who develop or enhance their own methods of disposal instead of using the services of liquid waste management companies. Future technological change and innovation may increase the amount of internal oilfield waste processing and disposal as well as the number of competitors in this market. Increased use of internal processing and disposal methods and other competitive factors could have a material adverse effect on our business, results of operations and financial condition.

     Our competitors may be better capitalized, have greater name recognition or be able to provide services or products at a lower cost. In addition, as the liquid waste market matures, competition can be expected to increase. As a result of these and other competitive factors, our strategy may not be successful and we may not be able to generate adequate cash flows to fund our operations.

FAILURE TO COMPLY WITH GOVERNMENTAL REGULATIONS

     Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. If existing regulatory requirements change, we may be required to make significant capital and operating expenditures. Although we believe that we are presently in material compliance with applicable laws and regulations, our operations may not continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or seek to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to curtail or cease operations or conduct site remediation until a particular problem is remedied, which could have a material adverse effect on our business, results of operations and financial condition.

IMPACT OF FAILURE TO OBTAIN OR MAINTAIN NECESSARY GOVERNMENTAL APPROVALS

     We operate in a highly regulated environment and are required to have permits and approvals from federal, state and local governments. Any of these permits or approvals or applications could be denied, revoked or modified under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we might be required to obtain additional operating permits or approvals. The process of obtaining or renewing a required permit or approval can be lengthy and expensive and our efforts to obtain permits, renewals or approvals may be opposed by citizens groups, adjacent landowners or others. Our facility in Detroit, Michigan has never been granted a permit under RCRA and is continuing to operate under interim status, as allowed by RCRA. In addition, our facility in East Palo Alto, California, which we acquired in January 1999, is operating under a RCRA permit that expired in 1991, but that allows for ongoing operations. With respect to both facilities, all necessary applications, renewal applications and other documentation were timely filed and applicable regulations allow the facilities to continue to operate. However, we may not be successful in obtaining or maintaining these and other required permits and approvals and that failure could have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL ENVIRONMENTAL LIABILITY

     We may be subject to liability for environmental damage that our processing facilities and collection operations may have caused or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to our acquisition of the facilities or operations. Liability may also arise from any off-site environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which we arranged or which was arranged by the owners of businesses that we have acquired. Any substantial liabilities for environmental damage could have a material adverse effect on our business, results of operations and financial condition. During the ordinary course of our business, we may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings:

         o By governmental agencies seeking to impose civil or criminal penalties on us;

         o By governmental agencies seeking to revoke or deny renewal of one or more of our permits;

         o By citizens groups, adjacent landowners or governmental agencies opposing the issuance of a permit or approval to us or alleging violations of the permits under which we operate; or

         o By citizens groups and adjacent landowners seeking to impose liability on us for environmental damage at any of our facilities (or facilities formerly owned by us or any acquired business) or damage that those facilities or other properties may have caused.

The adverse outcome of one or more of these proceedings could have a material adverse effect on our business, results of operations and financial condition.

     During the ordinary course of our operations, we have from time to time received, and expect that we may in the future receive, citations or notices from governmental authorities that our operations are not in compliance with our permits or certain applicable environmental or land use laws and regulations. We generally seek to work with the authorities to resolve the issues raised by these citations or notices. However, we may not always be successful in this regard and future citations or notices could have a material adverse effect on our business, results of operations and financial condition.

     In January 1999, we acquired Romic Environmental Technologies Corporation. Prior to becoming a subsidiary of the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A study to determine the nature of the contamination has been completed and Romic submitted a corrective measures study to the EPA in March 1999. Based upon the information gathered from these studies, as of December 31, 1998, Romic had reserved approximately $2.2 million to cover its estimated costs at this facility. However, the ultimate cost may exceed this reserve. Prior to becoming a subsidiary of the Company, Romic had also entered into administrative consent orders and agreements with the EPA and the California Department of Toxic Substances Control relating to three drum reconditioning or disposal sites to which it delivered waste. Based upon the studies and remedial actions completed, as of December 31, 1998, Romic had reserved approximately $775,000 to cover its share of the estimated costs for these sites. However, the ultimate cost may exceed this reserve.

INSUFFICIENCY OF INSURANCE

     While we maintain liability insurance, it is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. Although there are currently numerous sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations and financial condition.

DEPENDENCE UPON OILFIELD WASTE EXEMPTION UNDER RCRA AND OTHER ENVIRONMENTAL REGULATIONS

     Oilfield waste is currently exempt from the requirements of RCRA, which is the principal federal statute governing the handling and disposal of waste. In recent years, proposals have been made to rescind or modify this exemption. The repeal or modification of the exemption covering oilfield waste or modification of applicable regulations or interpretations regarding the processing and disposal of oilfield waste would require us to alter our method of processing and disposing of oilfield waste. This could have a material adverse effect on our business, results of operations and financial condition. Each of our operations is also dependent to varying degrees on the existence and enforcement of local, state and federal environmental regulations. Any repeal or relaxation of those regulations, or a failure of governmental authorities to enforce the regulations, could result in decreased demand for our services and, therefore, could have a material adverse effect on our business, results of operations and financial condition. Our operations may also be adversely affected by new regulations or changes in other applicable regulations.

DEPENDENCE ON OIL AND GAS INDUSTRY

     Demand for our oilfield waste processing and disposal services depends in large part upon the level of exploration for and production of oil and gas, particularly in the Gulf Coast region. This demand, in turn, depends on, among other things, oil and gas prices, expectations about future prices, the cost of exploring for, producing and delivering oil and gas, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to raise capital. Historically, prices for oil and gas have been extremely volatile and have reacted to changes in the supply of and demand for oil and natural gas, domestic and worldwide economic conditions and political instability in oil-producing countries. Current levels of oil and gas exploration and production activities may not be maintained. Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services. A material decline in oil or natural gas prices or exploration activities could materially affect the demand for our oilfield waste services and, therefore, our business, results of operations and financial condition.

RELIANCE ON KEY PERSONNEL

     We are highly dependent on our executive officers and senior management, and we likely will depend on the senior management of any significant business we acquire in the future. The loss of the services of any of our current executive officers or key employees or any member of senior management of any acquired business could have a material adverse effect on our business, results of operations and financial condition. In addition, debt outstanding under our credit facility may be accelerated by the lenders if, among other things, Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within 60 days by an individual reasonably satisfactory to the lenders. We have tried to reduce some of this risk by maintaining key man life insurance in the amount of $5.0 million on each of Messrs. Lawlor, Orr and Blackwell.

VOLATILITY OF OUR STOCK PRICE

     Our common stock was first publicly traded on August 20, 1997 and has traded from a low of $12 5/8 per share to a high of $26 3/8 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

         o   Quarterly fluctuations in results of operations;

         o Changes in the regulatory environment or market conditions affecting the liquid waste management industry;

         o   Announcement and market acceptance of acquisitions;

         o   Changes in earnings estimates by analysts;

         o   Loss of key personnel;

         o   Changes in accounting principles or policies;

         o   Sales of common stock by existing stockholders;

         o   Announcements of key developments by competitors; and

         o   Economic and political conditions.

     The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against the company. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business, results of operations and financial condition.

ITEM 2.  PROPERTIES

     Our corporate offices are located in Houston, Texas. The corporate offices consist of approximately 12,115 square feet of office space occupied under a lease which expires on June 1, 2002.

     The Wastewater Division operates 25 liquid waste processing facilities. We believe that the specialized equipment, licenses and permits necessary to operate these liquid waste processing facilities create a significant barrier to entry into this industry. The following table sets forth certain information relating to each such facility, including the type of liquid wastes most commonly managed:

           FACILITY                           LOCATION                      LIQUID WASTES MANAGED          OWNED/LEASED
-------------------------------  ------------------------------------------------------------------------  ------------
Parallel CA. ..................  Rancho Cucamonga, California       Bulk Liquids and Dated Beverages           Owned
Universal Waste................  Tampa, Florida                     Household Hazardous Wastes                 Owned
National Solvent...............  Atlanta, Georgia                   Industrial Wastewaters                    Leased
Parallel KY. ..................  Louisville, Kentucky               Bulk Liquids and Dated Beverages           Owned
Re-Claim LA. ..................  Shreveport, Louisiana              Industrial Wastewaters                    Leased
City Environmental.............  Detroit, Michigan                  Hazardous Wastes; Industrial               Owned
                                                                      Wastewaters
Northern A-1...................  Kalkaska, Michigan                 Industrial Wastewaters                     Owned
Waste Stream...................  Weedsport, New York                Biosolids                                 Leased
Environment Management.........  Austin, Texas                      Grease and Grit Trap Waste                 Owned
Mesa...........................  Dallas, Texas                      Grease and Grit Trap Waste                 Owned
Amigo North....................  Giddings, Texas                    Petroleum Fuels                            Owned
Reclamation Technology.........  Haltom City, Texas                 Industrial Wastewaters; Grease and        Leased
                                                                      Grit Trap Waste
American WasteWater............  Houston, Texas                     Industrial Wastewaters; Grease and         Owned
                                                                      Grit Trap Waste; Septage
E. Allison.....................  Houston, Texas                     Grease and Grit Trap Waste                Leased
Re-Claim TX. ..................  Houston, Texas                     Industrial Wastewaters                     Owned
South Texas (Mesa).............  Los Fresnos, Texas                 Grease and Grit Trap Waste                 Owned
Waste Technologies.............  San Antonio, Texas                 Grease and Grit Trap Waste                 Owned
Imperial (Mesa)................  San Antonio, Texas                 Grease and Grit Trap Waste                 Owned
Amigo South....................  San Antonio, Texas                 Petroleum Fuels                            Owned
Bio-Vac........................  Shreveport, Louisiana              Grease and Grit Trap Waste                 Owned
D&H Holding....................  Hammond, Indiana                   Industrial Wastewaters; Grease and        Leased
                                                                      Grit Trap Waste; Septage
Parallel FL. ..................  Bartow, Florida                    Bulk Liquids and Dated Beverages          Leased
Romic CA. .....................  East Palo Alto, California         Hazardous Wastes; Industrial               Owned
                                                                      Wastewaters
Romic AZ. .....................  Chandler, Arizona                  Hazardous Wastes; Industrial              Leased
                                                                      Wastewaters
Gateway Terminal...............  Carteret, New Jersey               Industrial Wastewaters                    Leased

     The Oilfield Waste Division operates six oilfield waste processing facilities and seven commercial saltwater injection wells. The following table sets forth certain information relating to each processing facility.

                                        AREA PERMITTED     APPROXIMATE
                                         FOR OILFIELD     SQUARE FOOTAGE
                                       WASTE PROCESSING     OF OFFICE
              LOCATION                   AND DISPOSAL       FACILITIES      OWNED/LEASED
-------------------------------------  -----------------  --------------   --------------
Bateman Island, Louisiana............      115 acres           5,000           Leased
Bourg, Louisiana.....................      140 acres           5,000           Leased
Elm Grove, Louisiana.................      152 acres             500           Owned
Mermentau, Louisiana.................      277 acres          10,000           Owned
Bustamonte, Texas....................      120 acres           1,000           Owned
Sanisidro, Texas.....................      80 acres            1,000           Leased

     In addition to the facilities described above, we also own a facility in Lacassine, Louisiana consisting of approximately 8,000 square feet of office and equipment storage space and approximately 130 acres of undeveloped land that was previously used for landfarming of oilfield waste and naturally occurring radioactive material ("NORM"). In January 1997, we ceased accepting NORM at the Lacassine facility and began taking the steps necessary to close this facility in accordance with Louisiana law. We also own a facility in Kansas City, Missouri that was previously used for storage and bulking of various hazardous wastes and a facility in Roseville, Michigan that was previously used for fuel blending and solvent recycling. The Kansas City and Roseville facilities have not been operational since 1992 and we have no plans to resume operations at either of these facilities.

     The Wastewater Division owns other real estate, buildings and physical properties that it uses in its liquid waste collection operations. The Wastewater Division also leases certain of its collection and transportation facilities and administrative offices.

     All of our facilities satisfy our present needs; however, as part of our internal growth strategy, we intend to expand the capacity and processing capabilities of certain of our liquid waste processing facilities and increase the number and types of permitted waste streams of such facilities. We believe that the remaining capacity of each of the landfarms that we lease is sufficient for at least 25 years; which, in each case, exceeds the remaining term (including options) of the lease agreement for such facility. We also believe that the remaining capacity at each of the landfarms that we own is sufficient for at least 25 years.

ITEM 3.  LEGAL PROCEEDINGS

     On August 7, 1998, we settled substantially all of the claims asserted against us in the four lawsuits relating to our Bourg, Louisiana landfarm. Under the terms of the settlement, we agreed to expand the buffer zone and build a berm along the western boundary of our landfarm. The cost of these actions will not be material to our operating results. This settlement did not resolve certain claims asserted against us by Acadian Shipyard, Inc., a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, we asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against us including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. We deny that we have any liability to Acadian and intend to vigorously defend against these claims. We do not believe that this action will have a material adverse effect on our business, results of operations or financial condition.

     Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. In March 1999, Romic submitted a corrective measures study for the facility to the EPA. The EPA will review the corrective measures study and select a plan for final site remediation. Based upon the information gathered from these studies,

Romic's estimated costs for this site are expected to be $3.3 million, paid over the next 30 years. These estimated costs have been discounted for present value considerations at a rate of 5.6% to establish a reserve of $2.2 million. However, due to the complex, ongoing and evolving process of investigating and remediating the facility, Romic's actual costs may exceed the amount reserved.

     Prior to its acquisition by the Company, Romic had been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia
Resources -- 0.29%. Based upon the studies and remedial actions completed, Romic's share of the estimated costs for these sites is expected to be $821,000, paid over the next ten years. These estimated costs have been discounted for present value considerations at a rate of 5.6% to establish a reserve of $775,000. However, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

     With regard to the Casmalia Resources site, if adequate funding is not obtained by the EPA from certain sources to fund additional remedial phases for which Romic and other potentially responsible parties have not been released from liability, Romic could incur additional costs of up to $400,000 which would likely be disbursed over 30 years. No reserve has been established by Romic for this loss contingency.

     We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves claims for personal injury or property damage incurred in connection with our operations. We are not currently involved in any litigation that we believe will have a material adverse effect on our business, results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the American Stock Exchange under the symbol "USL." The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as reported on the American Stock Exchange.

                                                           PRICE RANGE OF
                                                            COMMON STOCK
                                                         --------------------
                                                           HIGH        LOW
                                                         ---------  ---------
Year Ended December 31, 1997:
     Third Quarter (beginning August
     20)...............................................  $18 3/16   $13 1/8
     Fourth Quarter....................................   19 3/8     12 5/8
Year Ended December 31, 1998:
     First Quarter.....................................  $20 3/4    $14 1/4
     Second Quarter....................................   25 1/4     19
     Third Quarter.....................................   23 1/8     14 5/8
     Fourth Quarter....................................   23         14

     The number of holders of record of common stock at March 19, 1999 was 298.

     We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. We are also prohibited from declaring or paying cash dividends on our capital stock under the terms of our credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     The consolidated income statement and balance sheet data below set forth our consolidated financial data as of December 31, 1997 and 1998, and for the years ended December 31, 1996, 1997 and 1998, derived from the consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The consolidated income statement and balance sheet data as of December 31, 1994 and 1995 and for the years ended December 31, 1994 and 1995 have been derived from the financial statements audited by Arthur Andersen LLP which do not appear in this report.

INCOME STATEMENT DATA:

                                                      YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1994       1995       1996       1997        1998
                                       ---------  ---------  ---------  ---------  ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.............................  $   8,039  $  11,127  $  14,285  $  38,159  $  121,460
Operating expenses...................      7,422      9,776     11,369     21,353      79,027
Depreciation and amortization........        136        159        424      2,990       8,146
Selling, general and administrative
  expenses...........................        643        863      1,437      5,350      12,927
Pooling costs........................     --         --         --            400      --
                                       ---------  ---------  ---------  ---------  ----------
Income (loss) from operations........       (162)       329      1,055      8,066      21,360
Interest and other expense, net......        109        177        309      1,775       3,555
                                       ---------  ---------  ---------  ---------  ----------
Income (loss) before provision for
  income taxes.......................       (271)       152        746      6,291      17,805
                                       ---------  ---------  ---------  ---------  ----------
Net income (loss)....................  $    (182) $     103  $     491  $   3,875  $   10,772
                                       =========  =========  =========  =========  ==========
Basic earnings (loss) per share......  $   (0.11) $    0.06  $    0.23  $    0.65  $     1.04
Diluted earnings (loss) per share....  $   (0.11) $    0.06  $    0.23  $    0.55  $     0.93
Weighted average shares
outstanding..........................      1,700      1,700      2,117      5,937      10,317
Diluted weighted average shares
outstanding..........................      1,700      1,700      2,139      7,078      11,637

BALANCE SHEET DATA:

                                                      YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------
                                         1994       1995       1996       1997        1998
                                       ---------  ---------  ---------  ---------  ----------
                                                           (IN THOUSANDS)
Working capital (deficit)............  $    (301) $    (576) $     223  $   2,122  $    2,936
Total assets.........................      1,410      3,007     46,851     55,016     252,165
Long-term obligations, including
  current
  maturities.........................      1,447      2,010     29,950     17,436      68,394
Stockholders' equity.................       (455)      (358)     1,538     20,906     124,944

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION REVIEWS OUR OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1998 AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE INFORMATION IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS-FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS" IN ITEM 1 OF THIS REPORT.

OVERVIEW

     We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into two divisions. The Wastewater Division collects, processes and disposes of liquid waste and recovers saleable by-products from certain waste streams. We formed our Wastewater Division when we acquired two companies in June 1997 in transactions that were accounted for under the pooling-of-interests method of accounting. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. It was formed in December 1996 when we purchased five of our Louisiana and Texas landfarms from certain subsidiaries of Waste Management, Inc.

     From January 1, 1999 through March 19, 1999, we acquired six additional businesses which collectively had approximately $55.0 million of revenues during 1998. Our cost for these acquisitions was approximately $35.4 million in cash and debt, and 431,588 shares of common stock. The results of operations of these six business are not included in the results of operations presented in this report.

     The Wastewater Division generated $104.1 million, or 85.7%, of our revenues for the year ended December 31, 1998. This Division derives revenues from two principal sources: fees received for collecting and processing liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes), and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. As a result of an acquisition that we completed in April 1998, our 1998 by-product sales include revenues from the brokering of industrial and fuel grade ethanol produced by third parties. In the second quarter of 1998, we began curtailing these brokerage activities except where necessary to meet our customers' volume and quality requirements. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions. We anticipate that revenues from collection and processing fees, which have higher margins than by-product sales, will increase at a faster rate than revenues from sales of by-products. We anticipate that the Wastewater Division will represent a growing share of our business because of its projected internal growth and future acquisitions.

     The Oilfield Waste Division generated $17.4 million, or 14.3%, of our revenues for the year ended December 31, 1998. This Division derives revenues from fees charged to customers for (i) processing and disposing of oil and gas exploration and production waste, and (ii) cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. The fees charged for processing and disposing of oilfield waste are based on the composition of the waste and vary significantly. Accordingly, we believe that total revenues are a better indicator of performance than is the average fee charged. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Wastewater Division.

     Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division. As described in "Business -- Operations and Services
Provided -- Oilfield Waste Division," in September 1998, we entered into a new 33-month agreement with Newpark. In this agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $3.0 million in September 1998 and an additional $6.0 million between October 1, 1998 and March 19, 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. These payments will permit Newpark to deliver to us at no additional cost specified amounts of oilfield waste for processing and disposal.

     Operating expenses include compensation and overhead related to operations workers, supplies and other raw materials, transportation charges, disposal fees paid to third parties, real estate lease payments and energy and insurance costs applicable to waste processing and disposal operations.

     Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 16.2% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are amortized over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

     Selling, general and administrative expenses include management, clerical and administrative compensation and overhead relating to our corporate offices and each of our operating sites, as well as professional services and costs. In the discussion of our 1997 results of operations, selling, general and administrative expenses also include $400,000 of non-recurring pooling costs associated with two acquisitions.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1998 AND 1997

     REVENUES. Revenues for the year ended December 31, 1998 increased $83.3 million, or 218.3%, from $38.2 million for the year ended December 31, 1997 to $121.5 million for the year ended December 31, 1998. The Wastewater Division contributed $18.2 million, or 47.7%, of 1997 revenues and $104.1 million, or 85.7%, of 1998 revenues. Wastewater Division revenues can be further broken down into two categories: (i) collection and processing fees, and (ii) by-product sales. Collection and processing fees generated $5.7 million, or 31.5%, and $75.8 million, or 72.9%, of the Wastewater Division's revenues for 1997 and 1998, respectively. Revenues from collection and processing of waste increased $70.1 million due to acquisitions completed during 1998 and the fourth quarter of 1997, as well as increased pricing. By-product sales generated the remaining $12.5 million, or 68.5%, and $28.2 million, or 27.1%, of the Wastewater Division's revenues for 1997 and 1998, respectively. Revenues from the sale of by-products increased $15.8 million, or 126.2%, as a result of acquisitions completed in 1998 and the fourth quarter of 1997. However, sales of fats, oils and feed proteins decreased $1.2 million, or 9.7%, from 1997 to 1998 due to a reduction in commodities prices.

     The Oilfield Waste Division contributed $19.9 million, or 52.3%, of 1997 revenues and $17.4 million, or 14.3%, of 1998 revenues. The Oilfield Waste Division's revenues decreased $2.5 million, or 12.8%, due to a decline in drilling activity in the Gulf Coast region.

     OPERATING EXPENSES. Operating expenses increased $57.7 million, or 270.1%, from $21.4 million for the year ended December 31, 1997 to $79.0 million for the year ended December 31, 1998. As a percentage of revenues, operating expenses increased from 56.0% in 1997 to 65.1% in 1998. This increase was due primarily to our transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $5.1 million, or 172.4%, from $3.0 million for the year ended December 31, 1997 to $8.1 million for the year ended December 31, 1998. As a percentage of revenues, depreciation and amortization expenses decreased from 7.8% in 1997 to 6.7% in 1998. This decrease was also attributable primarily to our transition from operating primarily as an oilfield waste disposal company into a less capital-intensive integrated liquid waste management company. In addition, a large percentage of our 1998 capital expenditures were incurred in the last quarter of 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.1 million, or 124.8%, from $5.8 million for the year ended December 31, 1997 to $12.9 million for the year ended December 31, 1998. As a percentage of revenues, selling, general and administrative expenses were 15.1% in 1997 and 10.6% in 1998. This improvement resulted primarily from our ability to integrate business acquisitions without a proportionate increase in general and administrative expenses.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $1.8 million, or 100.3%, from $1.8 million for the year ended December 31, 1997 to $3.6 million for the year ended December 31, 1998. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

     INCOME TAXES. The provision for income taxes increased $4.6 million, or 191.1%, from $2.4 million in 1997 to $7.0 million in 1998 as a result of increased taxable income. The effective tax rate for 1997 was 38.4%, compared to a 39.5% rate for 1998.

YEARS ENDED DECEMBER 31, 1997 AND 1996

     REVENUES. Revenues for the year ended December 31, 1997 increased $23.9 million, or 167.1%, from $14.3 million for the year ended December 31, 1996 to $38.2 million for the year ended December 31, 1997. Collection and processing fees generated $2.1 million, or 15.6%, and $5.8 million, or 31.9%, of the Wastewater Division's revenues for 1996 and 1997, respectively. Revenues from collection and processing of waste increased $3.7 million, or 176.2%, due primarily to an increase in the volume of waste processed. By-product sales generated $11.4 million, or 84.4%, and $12.4 million, or 68.1%, of the Wastewater Division's revenues for 1996 and 1997, respectively. Revenues from the sale of by-products increased $1.0 million, or 8.8%, due primarily to an increase in sales of fats, oils and feed proteins.

     The Oilfield Waste Division contributed $826,000, or 5.8%, of 1996 revenues and $19.9 million, or 52.3%, of 1997 revenues. The Oilfield Waste Division's revenues increased $19.1 million as a result of the inclusion of the Oilfield Waste Division for all of 1997 as compared to less than one month in 1996.

     OPERATING EXPENSES. Operating expenses increased $10.0 million, or 87.8%, from $11.4 million in 1996 to $21.4 million in 1997, primarily due to the inclusion of the Oilfield Waste Division for all of 1997 as compared to less than one month in 1996. As a percentage of revenues, operating expenses decreased from 79.6% for 1996 to 56.0% for 1997. This improvement reflects higher operating margins derived by the Oilfield Waste Division as opposed to the Wastewater Division.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.6 million, or 605.2%, from $424,000 in 1996 to $3.0 million in 1997. As a percentage of revenues, depreciation and amortization expenses increased from 3.0% in 1996 to 7.8% in 1997. The increase in depreciation and amortization expenses resulted primarily from the acquisition of the Oilfield Waste Division.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.4 million, or 300.1%, from $1.4 million in 1996 to $5.8 million in 1997. The majority of this increase related to the inclusion of the Oilfield Waste Division for all of 1997 as compared to less than one month in 1996. Selling, general and administrative expenses increased from 10.1% of 1996 revenues to 15.1% of 1997 revenues, primarily due to higher personnel costs and professional fees associated with being a public company and establishing our corporate offices in Houston in May 1997.

     INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $1.5 million, or 474.4%, from $309,000 in 1996 to $1.8 million in 1997. Net interest and other expenses increased primarily as a result of interest expense related to debt incurred in acquiring the Oilfield Waste Division in 1996 and other businesses in 1997.

     INCOME TAXES. The provision for income taxes increased $2.2 million, or 847.5%, from $255,000 in 1996 to $2.4 million in 1997. This increase resulted primarily from additional taxable income. The effective tax rate for 1996 was 34.2% of income and the effective tax rate for 1997 was 38.4% of income.

LIQUIDITY AND CAPITAL RESOURCES

     We had net working capital of $2.9 million at December 31, 1998, compared to net working capital of $2.1 million at December 31, 1997.

     Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At December 31, 1998, approximately $4.0 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for 1999 are budgeted at $10.8 million. Approximately $9.9 million of this amount is budgeted to be invested in the Wastewater Division for plant expansions, equipment and vehicle upgrades. The remaining amounts are budgeted to be invested in the Oilfield Waste Division for equipment.

     At December 31, 1998, we had established a $5.0 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $12.6 million of financial assurance in the form of letters of credit and bonds.

     We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. We do not believe that these restrictions will have a material adverse effect on our ability to fulfill our current acquisition program. The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within 60 days by an individual reasonably satisfactory to the lenders. At December 31, 1998, we had borrowed approximately $63.5 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case, plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flow. As of December 31, 1998, amounts outstanding under the credit facility were accruing interest at approximately 7.3% per year. We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. No amounts were outstanding under this equipment credit facility as of December 31, 1998.

     Our capital resources consist of cash reserves, cash generated from operations and funds available under our $225.0 million credit facility and the equipment credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. We anticipate that future acquisitions will be made using a combination of common stock and cash. We currently have 820,161 shares of common stock available for issuance under our acquisition shelf registration statement and we intend to register an additional 4,200,000 shares of common stock under the Securities Act of 1933 for use in future acquisitions. Most of the cash to be used in future acquisitions is expected to be derived from borrowings under our $225.0 million credit facility. In addition, we may seek to raise additional equity capital for all or a substantial part of the consideration to be paid for future acquisitions or to reduce our debt.

     In certain of our acquisitions, we agreed to pay additional consideration to the owners of the acquired business if the future pre-tax earnings of the acquired business exceed certain negotiated levels or other specified events occur. To the extent that any contingent consideration is required to be paid in connection with an acquisition, we anticipate that the cash flows of the acquired business will be sufficient to pay the contingent consideration.

YEAR 2000 COMPLIANCE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, such computer applications could fail or create erroneous results by or at the Year 2000. We are currently identifying which of our information technology and non-information technology systems will be affected by Year 2000 issues.

     Our Year 2000 compliance program consists of three phases: identification and assessment; remediation; and testing. For any given system, the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation and, finally, to testing our solutions. However, as we acquire additional businesses, each information technology and non-information technology system of the acquired business must be independently identified and assessed. As a result, all three phases of our Year 2000 compliance program may occur simultaneously as they relate to different systems. Each phase may have a varying timetable to completion, depending upon the system and the date when a particular business was acquired by us.

     We have completed the identification and assessment of most of our information technology systems, and those systems address or have been modified to address Year 2000 problems. We will continue to assess the information technology systems of businesses that we have recently acquired and that we may acquire in the future. We are in the identification and assessment phase with respect to non-information technology systems of currently-owned businesses. We anticipate completing all phases of our Year 2000 compliance program by June 30, 1999, with the possible exception of the remediation and testing phases for certain of our non-information technology systems. We cannot assure you, however, that recently acquired businesses will be Year 2000 compliant. However, to the extent feasible, we review the Year 2000 status of acquisition candidates before we complete an acquisition.

     Our costs to date for our Year 2000 compliance program have not been material. Although we have not completed our assessment of non-information technology systems, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

     We are currently unable to determine our most reasonably likely worst case Year 2000 scenario, because we have not identified and assessed all of our non-information technology systems. Because most of our information technology systems address or have been modified to address Year 2000 problems and because most of our businesses do not employ a high degree of process or plant automation, we do not anticipate that the Year 2000 will have a significant impact on our operations. However, a failure to address all of our Year 2000 issues successfully could have a material adverse effect on our business, results of operations and financial condition.

     This is a Year 2000 readiness disclosure statement within the meaning of the Year 2000 Information and Readiness Disclosure Act (P.L. 105-271).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our $225.0 million credit facility and our $10.0 million equipment credit facility. As of December 31, 1998, $63.5 million and $0 had been borrowed under the $225.0 million credit facility and the equipment credit facility, respectively. As of December 31, 1998, amounts outstanding under the $225.0 million credit facility were accruing interest at approximately 7.3% per year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data required by this item are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 11, 1999.

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

(b)  Reports on Form 8-K

     None

(c)  Exhibits:

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           3.1       --   Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1
                          of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective
                          August 19, 1997, is hereby incorporated by reference).
           3.2       --   Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 3.2 of the U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
           4.1       --   Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1
                          of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective
                          August 19, 1997, is hereby incorporated by reference).
           4.2       --   Second Amended and Restated Credit Agreement, dated February 3, 1999, among U S Liquids
                          Inc., various financial institutions and Bank of America National Trust and Savings
                          Association, as Agent. (Exhibit 4.2 of U S Liquids Inc. Registration Statement on Form S-3
                          (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
           4.3       --   Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association. (Exhibit
                          4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).
           4.4       --   Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association. (Exhibit 4.7 of the Form 10-K
                          for the year ended December 31, 1997 is hereby incorporated by reference).
          10.1       --   Asset Purchase Agreement, dated December 2, 1996, among U S Liquids Inc., Sanifill, Inc.
                          and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.2       --   Seller Noncompetition Agreement, dated December 13, 1996, between U S Liquids Inc. and
                          Sanifill, Inc. (Exhibit 10.2 of the U S Liquids Inc. Registration Statement on Form S-1
                          (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.3       --   Buyer Noncompetition Agreement, dated December 13, 1996, between Sanifill, Inc. and U S
                          Liquids Inc. (Exhibit 10.3 of the U S Liquids Inc. Registration Statement on Form S-1
                          (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.4       --   Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and
                          Sanifill, Inc. (Exhibit 10.59 of U S Liquids Inc. Registration Statement on Form S-1 (File
                          No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.5       --   Settlement of Arbitration and Release between U S Liquids Inc. and Newpark Resources, Inc.
                          (Exhibit 99.1 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).
          10.6       --   Payment Agreement, dated December 31, 1998, among U S Liquids Inc., Newpark Resources,
                          Inc., and Newpark Environmental Services, Inc. (Exhibit 10.4 of U S Liquids Inc.
                          Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).
          10.7       --   Option Agreement, dated December 31, 1998, among U S Liquids Inc., Newpark Resources, Inc.
                          and Newpark Environmental Services, Inc. (Exhibit 10.5 of U S Liquids Inc. Registration
                          Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).
          10.8       --   Noncompetition Agreement of September 16, 1998 between U S Liquids Inc. and Newpark
                          Resources, Inc. (Exhibit 99.3 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).
          10.9       --   Miscellaneous Agreement, dated September 16, 1998, between Newpark Resources, Inc. and U S
                          Liquids Inc. (Exhibit 99.4 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).
          10.10      --   Asset Purchase Agreement, dated September 16, 1998, between Newpark Environmental
                          Services, Inc. and U S Liquids Inc. (Exhibit 99.5 to the Form 8-K filed on September 25,
                          1998 is hereby incorporated by reference).
          10.11      --   Form of Nonqualified Stock Option Agreement between U S Liquids Inc. and certain individuals (Exhibit 10.11 of the U S Liquids Inc. Registration Statement on Form S-1
                          (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.12      --   U S Liquids Inc. Amended and Restated Stock Option Plan (Exhibit 10.12 of the U S Liquids
                          Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.13      --   U S Liquids Inc. Directors' Stock Option Plan (Exhibit 10.13 of the U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
          10.14      --   Form of Grant of Incentive Stock Option Agreement (Exhibit 10.14 of the U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
         *10.15      --   Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and W. Gregory
                          Orr. (Exhibit 10.15 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).
         *10.16      --   Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and Earl J.
                          Blackwell. (Exhibit 10.16 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).
          10.17      --   Agreement and Plan of Merger, dated April 15, 1998, among The National Solvent Exchange
                          Corp., U S Liquids Inc., NS Acquisition Corp., Ronald T. Calloway and Maxwell R. Calloway.
                          (Exhibit 2.1 to the Form 8-K filed on April 30, 1998 is hereby incorporated by reference).
          10.18      --   Agreement and Plan of Reorganization, dated April 21, 1998, among U S Liquids Inc., Amigo
                          Acquisition, Inc., Amigo Diversified Services, Inc., Raoul Garza and Alex Salas. (Exhibit
                          2.4 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).
          10.19      --   Agreement for Purchase and Sale of Assets, dated April 21, 1998, among US Parallel
                          Products of California, Parallel Products of Kentucky, Inc., Parallel Products of Florida,
                          Inc., Parallel Products, DWA of Belvedere Company, The Estate of David W. Allen, David W.
                          Allen Trust No. 1, Peter Allen, Neal Koehler and Richard Eastman. (Exhibit 2.1 to the Form
                          8-K filed on May 6, 1998 is hereby incorporated by reference).
          10.20      --   Stock Purchase Agreement, dated April 21, 1998, among U S Liquids Northeast, Inc., U S
                          Liquids Inc., Waste Stream Environmental, Inc., C. Wesley Gregory, Jr. and Donald E.
                          Gordon. (Exhibit 2.2 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).
          10.21      --   Stock Purchase Agreement, dated April 21, 1998, among U S Liquids Northeast, Inc., U S
                          Liquids Inc., Earthlands, Inc., C. Wesley Gregory, III, C. Wesley Gregory, Jr. and Donald
                          E. Gordon. (Exhibit 2.3 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).
          10.22      --   Form of Stock Distribution Agreement, dated June 16, 1997, between U S Liquids Inc. and the former stockholders of American WasteWater Inc. (Exhibit 10.22 of the U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
         *10.23      --   Stock Distribution Agreement, dated June 16, 1997, between U S Liquids Inc. and W. Gregory
                          Orr (Exhibit 10.23 of the U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.24      --   Purchase and Sale of Assets Agreement, dated May 8, 1998, among US City Environmental
                          Services of Florida, Inc., City Management Corporation and USA Waste Services, Inc.
                          (Exhibit 10.67 of U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.25      --   Estoppel, Waiver and Amendment Agreement, dated June 16, 1997, between Sanifill, Inc. and
                          U S Liquids Inc. (Exhibit 10.27 of the U S Liquids Inc. Registration Statement on Form S-1
                          (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.26      --   Purchase and Sale of Assets Agreement, dated December 31, 1998, among U S Liquids of
                          Texas, Inc., Mesa Processing, Inc. and Thomas B. Blanton. (Exhibit 10.74 of U S Liquids
                          Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).
          10.27      --   Warrant, dated December 13, 1996, issued by U S Liquids Inc. to Sanifill, Inc. (Exhibit
                          10.31 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065),
                          effective August 19, 1997, is hereby incorporated by reference).

        EXHIBIT
          NO.                                                    DESCRIPTION
------------------------  ------------------------------------------------------------------------------------------
         *10.28      --   Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van
                          Rooyan. (Exhibit 10.73 to the Form 10-Q for the quarter ended September 30, 1998 is hereby incorporated by reference).
          10.29      --   Stock Purchase Agreement, dated May 8, 1998, among U S Liquids Inc., United Waste Systems,
                          Inc. and USA Waste Services, Inc. (Exhibit 10.68 of U S Liquids Inc. Registration
                          Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.30      --   Leachate Treatment Agreement, dated May 8, 1998, between City Management Corporation and
                          US City Environmental, Inc. (Exhibit 10.69 of U S Liquids Inc. Registration Statement on
                          Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.31      --   Disposal Agreement, dated May 8, 1998, between City Management Corporation and US City
                          Environmental, Inc. (Exhibit 10.70 of U S Liquids Inc. Registration Statement on Form S-1
                          (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.32      --   Warrant, dated August 25, 1997, issued by U S Liquids Inc. to Van Kasper & Company.
                          (Exhibit 10.45 of U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-34875), effective September 18, 1997, is hereby incorporated by reference).
          10.33      --   Warrant Agreement among U S Liquids Inc., Van Kasper & Company and Sanders Morris Mundy
                          Inc. (Exhibit 10.33 of the U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-34875), effective September 18, 1997, is hereby incorporated by reference).
          10.34      --   Warrant, dated June 23, 1997, issued by U S Liquids Inc. to Bellmeade Capital Partners
                          (Exhibit 10.34 of the U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.35      --   Warrant, dated June 23, 1997, issued by U S Liquids Inc. to Mark Liebovit (Exhibit 10.35 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective
                          August 19, 1997, is hereby incorporated by reference).
          10.36      --   Amendment No. 1 to Warrant Agreement, dated April 20, 1998, among U S Liquids Inc., Van
                          Kasper & Company and Sanders Morris Mundy Inc. (Exhibit 10.61 of U S Liquids Inc.
                          Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).
          10.37      --   Purchase and Sale of Assets Agreement, dated May 8, 1998, among US City Environmental,
                          Inc., City Management Corporation and USA Waste Services, Inc. (Exhibit 10.66 of U S
                          Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4,
                          1998, is hereby incorporated by reference).
         *10.38      --   Stock Distribution Agreement, dated June 16, 1997, between U S Liquids Inc. and Earl J.
                          Blackwell (Exhibit 10.38 of the U S Liquids Inc. Registration Statement on Form S-1 (File
                          No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
          10.39      --   Stock Distribution Agreement, dated June 16, 1997, between U S Liquids Inc. and William M.
                          DeArman (Exhibit 10.39 of the U S Liquids Inc. Registration Statement on Form S-1 (File
                          No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).
         *10.40      --   Employment Agreement, dated July 2, 1997, between U S Liquids Inc. and Michael P. Lawlor
                          (Exhibit 10.40 of the U S Liquids Inc. Registration Statement on Form S-1 (File No.
                          333-30065), effective August 19, 1997, is hereby incorporated by reference).
         +21.1       --   List of subsidiaries of U S Liquids Inc.
         +23.1       --   Consent of Arthur Andersen LLP.
         +27.1       --   Financial Data Schedule.

------------

Filed herewith

* Management Contract

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

U S LIQUIDS INC.

Date:  March 25, 1999                                 By: /s/Michael P. Lawlor
                                                          MICHAEL P. LAWLOR
                                                          CHAIRMAN OF THE BOARD AND
                                                          CHIEF EXECUTIVE OFFICER

Date:  March 25, 1999                                 By: /s/W. Gregory Orr
                                                          W. GREGORY ORR
                                                          DIRECTOR, PRESIDENT AND
                                                          CHIEF OPERATING OFFICER

Date:  March 25, 1998                                 By: /s/Earl J. Blackwell
                                                          EARL J. BLACKWELL
                                                          CHIEF FINANCIAL OFFICER,
                                                          SENIOR VICE PRESIDENT AND
                                                          SECRETARY

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Date:  March 25, 1999                                 By: /s/Michael P. Lawlor
                                                          MICHAEL P. LAWLOR
                                                          CHAIRMAN OF THE BOARD OF
                                                          DIRECTORS

Date:  March 25, 1999                                 By: /s/W. Gregory Orr
                                                          W. GREGORY ORR
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/William A. Rothrock, IV
                                                          WILLIAM A. ROTHROCK, IV
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/James F. McEneaney, Jr.
                                                          JAMES F. MCENEANEY, JR.
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/Alfred Tyler 2nd
                                                          ALFRED TYLER 2ND
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/Thomas B. Blanton
                                                          THOMAS B. BLANTON
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/John N. Hatsopoulos
                                                          JOHN M. HATSOPOULOS
                                                          DIRECTOR

Date:  March 25, 1999                                 By: /s/Roger A. Ramsey
                                                          ROGER A. RAMSEY
                                                          DIRECTOR

                         INDEX TO FINANCIAL STATEMENTS

                                        PAGE
                                        ----
U S LIQUIDS INC.
     Report of Independent Public
      Accountants....................    F-2
     Consolidated Balance Sheets.....    F-3
     Consolidated Statements of
      Income.........................    F-4
     Consolidated Statements of
      Stockholders' Equity...........    F-5
     Consolidated Statements of Cash
      Flows..........................    F-6
     Notes to Consolidated Financial
      Statements.....................    F-7
U S LIQUIDS INC. PREDECESSOR
     Report of Independent Public
      Accountants....................   F-24
     Balance Sheets..................   F-25
     Statements of Income............   F-26
     Notes to Financial Statements...   F-27

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S Liquids Inc.:

     We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Houston, Texas
March 22, 1999

                                U S LIQUIDS INC.
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                           DECEMBER 31,
                                       ---------------------
                                         1997        1988
                                       ---------  ----------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......  $   2,203  $    3,285
     Accounts receivable, less
      allowances of $342 and $1,677,
      respectively...................      5,436      29,123
     Inventories.....................        567         672
     Prepaid expenses and other
      current assets.................        621       5,416
                                       ---------  ----------
          Total current assets.......  $   8,827  $   38,496
PROPERTY, PLANT AND EQUIPMENT, net...     39,110      85,958
INTANGIBLE ASSETS, net...............      6,078     125,871
OTHER ASSETS, net....................      1,001       1,840
                                       ---------  ----------
          Total assets...............  $  55,016  $  252,165
                                       =========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      obligations....................  $     792  $    4,004
     Accounts payable................      2,154      11,611
     Accrued liabilities.............      3,759      15,445
     Current portion of contract
      reserve........................     --           4,500
                                       ---------  ----------
          Total current
             liabilities.............  $   6,705  $   35,560
LONG-TERM OBLIGATIONS, net of current
  maturities.........................     16,644      64,390
PROCESSING RESERVE...................      7,330       5,747
CLOSURE AND REMEDIATION RESERVES.....      3,275       4,952
CONTRACT RESERVE.....................     --          14,421
DEFERRED INCOME TAXES................        156       2,151
                                       ---------  ----------
          Total liabilities..........  $  34,110  $  127,221
                                       =========  ==========
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
      5,000,000 shares authorized,
      none issued or outstanding
      Common stock, $.01 par value,
      30,000,000 shares authorized,
      7,303,164 and 12,497,946 shares
      issued and outstanding,
      respectively...................  $      73  $      125
     Additional paid-in capital......     17,190     110,404
     Retained earnings...............      3,643      14,415
                                       ---------  ----------
          Total stockholders'
             equity..................  $  20,906  $  124,944
                                       ---------  ----------
          Total liabilities and
             stockholders' equity....  $  55,016  $  252,165
                                       =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1996       1997        1998
                                       ---------  ---------  ----------
REVENUES.............................  $  14,285  $  38,159  $  121,460
OPERATING EXPENSES...................     11,369     21,353      79,027
DEPRECIATION & AMORITIZATION.........        424      2,990       8,146
SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES...........................      1,437      5,350      12,927
POOLING COSTS........................     --            400      --
                                       ---------  ---------  ----------
INCOME FROM OPERATIONS...............  $   1,055  $   8,066  $   21,360
INTEREST EXPENSE, net................        397      1,734       3,517
OTHER (INCOME) EXPENSE, net..........        (88)        41          38
                                       ---------  ---------  ----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES..............................  $     746  $   6,291  $   17,805
PROVISION FOR INCOME TAXES...........        255      2,416       7,033
                                       ---------  ---------  ----------
NET INCOME...........................  $     491  $   3,875  $   10,772
                                       =========  =========  ==========
Basic Earnings per Common Share......  $    0.23  $    0.65  $     1.04
                                       =========  =========  ==========
Diluted Earnings per Common Share....  $    0.23  $    0.55  $     0.93
                                       =========  =========  ==========
Weighted Average Common Shares
Outstanding..........................      2,117      5,937      10,317
                                       =========  =========  ==========
Weighted Average Common and Common
  Equivalent Shares Outstanding......      2,139      7,078      11,637
                                       =========  =========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                         PREFERRED STOCK          COMMON STOCK         ADDITIONAL     RETAINED
                                        ------------------    ---------------------      PAID-IN      EARNINGS
                                        SHARES     AMOUNT       SHARES      AMOUNT       CAPITAL      (DEFICIT)
                                        -------    -------    ----------    -------    -----------    ---------
BALANCE, December 31, 1995               10,000    $   10      1,700,000     $  17      $        2     $   (387)
     Net income......................     --         --           --          --           --               491
     Issuance of common stock........     --         --        3,538,875        35             382       --
     Preferred stock dividends.......     --         --           --          --           --                (7)
     Issuance of stock warrants......     --         --           --          --               995       --
                                        -------    -------    ----------    -------    -----------    ---------
BALANCE, December 31, 1996...........    10,000    $   10      5,238,875     $  52      $    1,379     $     97
     Net income......................     --         --           --          --           --             3,875
     Distributions equal to the
       current income taxes of
       limited liability
       corporation...................     --         --           --          --           --              (171)
     Preferred stock dividends.......     --         --           --          --           --               (16)
     Warrants issued in connection
       with initial public
       offering......................     --         --           --          --               551       --
     Common stock issued in initial
       public offering, net of
       offering costs................     --         --        1,725,000        17          13,497       --
     Retirement of preferred stock...   (10,000)      (10 )       --          --           --            --
     Common stock issued in
       acquisitions..................     --         --          283,039         3           1,579         (142)
     45,000 warrants issued in
       connection with consulting
       agreement.....................     --         --           --          --               184       --
     Common stock options
       exercised.....................     --         --           56,250         1         --            --
                                        -------    -------    ----------    -------    -----------    ---------
BALANCE, December 31, 1997...........     --       $ --        7,303,164     $  73      $   17,190     $  3,643
                                        -------    -------    ----------    -------    -----------    ---------
     Net income......................     --         --           --          --           --            10,772
     20,000 warrants issued in
       connection with acquisition...     --         --           --          --               132       --
     Common stock issued in secondary
       public offering, net of
       offering costs................     --         --        3,450,000        35          60,318       --
     Common stock issued in
       acquisitions..................     --         --        1,634,198        16          32,639       --
     Common stock options
       exercised.....................     --         --          110,584         1             125       --
                                        -------    -------    ----------    -------    -----------    ---------
BALANCE, December 31, 1998...........     --       $ --       12,497,946     $ 125      $  110,404     $ 14,415
                                        =======    =======    ==========    =======    ===========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                            YEAR ENDED DECEMBER 31,
                                       ----------------------------------
                                         1996       1997         1998
                                       ---------  ---------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...........................  $     491  $   3,875  $     10,772
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization....        424      2,990         8,146
    Non-cash compensation recorded
       through issuance of
       warrants......................     --            184       --
    Net gain on sale of property,
       plant, and equipment..........     --            (65)         (147)
    Deferred income tax provision
       (benefit).....................       (121)        64         1,995
Changes in operating assets and
  liabilities, net of amounts
  acquired:
    Accounts receivable, net.........       (105)        68        (8,406)
    Inventories......................         44       (228)        1,017
    Prepaid expenses and other
       current assets................       (635)       479        (3,909)
    Intangible assets................         96        (31)          112
    Other assets.....................       (209)      (479)         (774)
    Accounts payable and accrued
       liabilities...................      1,567       (784)        6,622
    Closure, remediation and
       processing reserves...........        (13)      (503)       (1,406)
                                       ---------  ---------  ------------
         Net cash provided by
            operating activities.....  $   1,539  $   5,570  $     14,022
                                       ---------  ---------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property, plant and
       equipment.....................  $  (1,795) $  (4,829) $    (14,347)
    Proceeds from sale of property,
       plant, and equipment..........     --            206         1,143
    Net cash (paid for) acquired
       through acquisitions..........      5,985     (3,234)     (101,648)
                                       ---------  ---------  ------------
         Net cash provided by (used
            in) investing
            activities...............  $   4,190  $  (7,857) $   (114,352)
                                       ---------  ---------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments to stockholders and
       related parties...............  $    (139) $    (465) $    --
    Proceeds from issuance of
       long-term obligations.........      1,152     15,593       103,326
    Principal payments on long-term
       obligations...................     (1,650)   (30,111)      (61,893)
    Interest accrued on related-party
       notes payable.................         56     --           --
    Preferred stock dividends paid...     --            (16)      --
    Payments to retire preferred
       stock.........................     --            (10)      --
    Issuance of common stock.........        417     --           --
    Proceeds from initial public
       offering of common stock, net
       of offering costs.............     --         14,065       --
    Proceeds from additional public
       offering of common stock, net
       of offering costs.............     --         --            60,353
    Proceeds from exercise of stock
       options.......................     --              1           126
    Distributions equal to the
       current income taxes of
       limited liability
       corporation...................     --           (171)      --
                                       ---------  ---------  ------------
         Net cash provided by (used
            in) financing
            activities...............  $    (164) $  (1,114) $    101,912
                                       ---------  ---------  ------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS...................  $   5,565  $  (3,401) $      1,082
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF
  PERIOD.............................         39      5,604         2,203
                                       ---------  ---------  ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.............................  $   5,604  $   2,203  $      3,285
                                       =========  =========  ============
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest...........  $     339  $   2,169  $      2,266
    Cash paid for income taxes.......          7      2,745         5,310
    Assets acquired under capital
       leases........................     --         --               164
    Liabilities assumed related to
       acquisitions..................     28,725      1,340         9,322
    Common stock, warrants and
       options issued for
       acquisitions..................        995      1,440        32,787

  The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

     U S Liquids Inc. and subsidiaries (collectively "U S Liquids" or the "Company") was founded November 18, 1996, and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as "Campbell Wells" or "the Predecessor" to the extent of the operations so acquired) which were wholly owned subsidiaries of Sanifill, Inc. ("Sanifill") through a transaction accounted for as a purchase. The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Wastewater Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa companies" or "Mesa") and American WasteWater ("AWW"). The acquisitions of Mesa and AWW were accounted for under the pooling-of-interests method of accounting. The Wastewater Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. The consolidated financial statements for 1996 and 1997 represent the operations of the Company, including the combined revenues and net income of Mesa and AWW for the pre-acquisition periods in 1996 of $13,459,000 and $479,000, respectively, and combined revenues and net income in 1997 of $7,291,000 and $539,000, respectively, as well as all other acquired companies' operations in 1997 and 1998 from their respective dates of acquisition.

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

  RISK FACTORS

     Risk factors of the Company include, but are not limited to, compliance with governmental and environmental regulations, potential environmental liability, and risks related to the Company's acquisition strategy and acquisition financing.

  CASH AND CASH EQUIVALENTS

     All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

  CONCENTRATIONS OF CREDIT RISK

     Accounts receivable potentially subject the Company to concentrations of credit risk. At December 31, 1997, 13 percent of total accounts receivable was associated with one customer. There were no customers representing balances in excess of 10 percent of the Company's total accounts receivable at December 31, 1998. Sales to one customer represented 43 percent of total revenues for the year ended December 31, 1996. Sales to two customers represented 22 percent and 17 percent, respectively, of total revenues for the year ended December 31, 1997. No customer represented more than 10 percent of total revenues for the year ended December 31, 1998.

     In 1996 and 1997 the Company's customers were concentrated in the oil and gas industry in Louisiana and Texas, the collection of liquid waste business in Louisiana and Texas and the chemical processing and

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

livestock feed industries in Mexico. In 1998, the Company expanded its industry and geographic customer base through the acquisitions of several businesses. However, the amount of revenues generated from customers in the Louisiana and Texas markets remain significant. Total sales to customers in Mexico represented 70 percent, 31 percent and 9 percent of total revenues for the years ended December 31, 1996, 1997, and 1998, respectively. Accounts receivable from customers in Mexico represented approximately 20 percent and zero percent of total accounts receivable at December 31, 1997 and 1998, respectively. Sales to Mexican customers are dollar-denominated and primarily are secured by letters of credit. See Note 13.

     Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                    BEGINNING
                                       BALANCE AT   BALANCE OF
                                       BEGINNING    PURCHASED    CHARGED TO                  BALANCE AT
                                       OF PERIOD    COMPANIES     EXPENSE     WRITE-OFFS    END OF PERIOD
                                       ----------   ----------   ----------   -----------   -------------
Year ended December 31, 1996.........    $   12          246           7         --            $   265
Year ended December 31, 1997.........    $  265           35          86           (44)        $   342
Year ended December 31, 1998.........    $  342        1,609         350          (624)        $ 1,677

  INVENTORIES

     Inventories are stated at the lower of cost or market and, at December 31, 1997 and 1998, consisted of processed by-products of $435,000 and $378,000, respectively, and unprocessed by-products of $132,000 and $294,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

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

  LONG-LIVED ASSETS

     Long-lived assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill), permits and deposits. Management continually evaluates whether events or circumstances have occurred that indicate the remaining estimated useful life of intangible assets and other long lived assets, including property, plant and equipment, may warrant revision or that remaining balances may not be recoverable.

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

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  PROCESSING RESERVE

     The Company records a processing reserve for the estimated amount of expenses to be incurred with the treatment of waste in order to match revenues with their related costs. The related treatment costs are charged against the reserve as such costs are incurred, which generally cover a period of nine to twelve months for the Oilfield Waste Division. At year end, the processing reserve represents the estimated costs to process the volumes of waste on hand for which revenue has already been recognized.

  CLOSURE AND REMEDIATION RESERVES

     As of December 31, 1998, the closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of the Company's landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. Management periodically reviews the level of these reserves and will adjust such reserves if estimated costs change over the remaining estimated life of the facilities. At December 31, 1998 facility closure bonds and related letters of credit totaling $5,217,000 are posted with the states of Louisiana, Texas, Michigan and Florida.

  REVENUE RECOGNITION

     The Company recognizes revenue from processing services when material is unloaded at the Company's facilities, if delivered by the customer, or at the time the service is performed, if the Company collects the materials from the customer's location. By-product sales are recognized when the by-product is shipped to the buyer.

     The Company's revenues consist of the following:

                                           YEARS ENDED DECEMBER 31,
                                       --------------------------------
                                         1996       1997        1998
                                       ---------  ---------  ----------
                                                (IN THOUSANDS)
By-product sales.....................  $  11,378  $  12,480  $   28,232
Collection, processing and disposal
  service revenues...................      2,907     25,679      93,228
                                       ---------  ---------  ----------
     Total...........................  $  14,285  $  38,159  $  121,460
                                       =========  =========  ==========

  EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". Under these provisions, earnings per share amounts are based on the weighted average number of shares of common stock and common stock

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1996, 1997, and 1998 is illustrated below:

                                           1996          1997           1998
                                       ------------  ------------  --------------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
     For basic and diluted earnings
     per share --
     Income available to common
     stockholders....................  $        491  $      3,875  $       10,772
                                       ============  ============  ==============
Denominator:
     For basic earnings per share --
     Weighted-average shares.........     2,116,909     5,937,435      10,316,739
                                       ============  ============  ==============
Effect of Dilutive Securities:
     Weighted-average stock options
     and warrants....................        21,657     1,140,670       1,320,467
                                       ============  ============  ==============
Denominator:
     For diluted earnings per
     share --
     Weighted-average shares and
       assumed conversions...........     2,138,566     7,078,105      11,637,206
                                       ============  ============  ==============

     At December 31, 1998, the Company had 625,000 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. The Company is currently evaluating the potential impact of implementing SFAS No. 133.

  OTHER

     Certain prior year amounts have been reclassified to conform with the current year presentation.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Acquired assets --
     Cash and cash equivalents.......  $    6,001
     Accounts receivable.............       3,980
     Prepaid expenses and other
     current assets..................          61
     Property, plant and equipment...      30,693
     Deferred income tax asset.......       1,628
     Other assets....................         271
Assumed liabilities --
     Accounts payable and accrued
     liabilities.....................      (1,966)
     Closure, remediation and cell
     processing reserves.............     (10,245)
     Deferred income tax liability...      (1,628)
                                       ----------
          Total purchase price.......  $   28,795
                                       ==========

     The following table sets forth unaudited pro forma income statement data to present the effect of the Campbell Wells Acquisition on the Company's results of operations for the year ended December 31, 1996. The income statement data for Campbell Wells may not necessarily be indicative of the results of operations that would have been realized had Campbell Wells been operated as a stand alone entity.

     As a wholly owned subsidiary of Sanifill, Campbell Wells maintained a noninterest bearing intercompany account with Sanifill for recording intercompany charges for costs and expenses, intercompany purchases of equipment and additions under capital leases and intercompany transfers of cash, among other transactions. It is not feasible to ascertain the amount of related interest expense which would have been recorded in the statements of income had Campbell Wells been operated as a stand-alone entity. The following unaudited pro forma income statement data includes the revenues and net income of the Company, plus the acquired operations of Campbell Wells, as if the Campbell Wells Acquisition was effective on the first day of the year being reported.

                                           YEAR ENDED
                                        DECEMBER 31, 1996
                                        -----------------
                                         (IN THOUSANDS)

                                           (UNAUDITED)
Revenues.............................        $31,138
Net income, excluding intercompany
interest expense.....................        $ 2,370

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The pro forma combined results presented above are not necessarily indicative of actual results which might have occurred had the operations and management teams of the Company and the acquired operations of Campbell Wells been combined at the beginning of the period presented.

  1997 AND 1998 ACQUISITIONS

     As discussed in Note 1, in June 1997, the Company acquired the Mesa companies and AWW through transactions accounted for as poolings-of-interests. During the fourth quarter of 1997 the Company completed five additional acquisitions and during 1998 twenty-nine acquisitions were completed. The acquisitions were accounted for under the purchase method of accounting, except for one acquisition which was accounted for as a pooling of interests. Results of operations of companies that were acquired were included in the consolidated financial statements from the dates of such acquisitions. The costs of acquisitions were $5,238,000 in cash and debt and 345,539 options and shares of stock for 1997 and $105,260,000 in cash and debt and 1,716,698 options, warrants and shares of stock for 1998. The consolidated balance sheet as of December 31, 1997 and 1998 includes allocations of the respective purchase prices and the 1998 amounts are subject to final adjustment. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $6,466,000 and $119,587,000 for 1997 and 1998, respectively.

     In addition, the Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $36,575,000 with the achieved goals providing approximately $59,928,000 of pre-tax income. The contingent consideration is payable in cash in the amount of $26,828,000 and in stock in the amount of $9,747,000. In some instances, the cash portion can be paid in stock at the Company's option.

     The unaudited pro forma information set forth below represents the revenues, net income and earnings per share of the Company, plus the 1997 and 1998 acquisitions, the Company's initial public offering in August 1997 and additional public offering in June 1998, as if these transactions were all effective on January 1, 1997; and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company's initial public offering in August 1997 and additional public offering in June 1998 and certain

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments.

                                           YEAR ENDED DECEMBER
                                                   31,
                                          ----------------------
                                             1997        1998
                                          ----------  ----------
                                              (IN THOUSANDS)

                                               (UNAUDITED)
Revenue.................................  $  176,632  $  175,605
Net income..............................      10,420      16,150
Basic earnings per common share.........        0.85        1.30
Diluted earnings per common share.......        0.77        1.18

     The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offering been consummated at the beginning of the periods presented.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets at December 31, 1997 and 1998, consist of the following:

                                            1997       1998
                                          ---------  ---------
                                             (IN THOUSANDS)
Prepaid insurance.......................  $     152  $   1,347
Current portion of note receivable......         --      1,157
Current deferred income tax asset.......        305     --
Income taxes receivable.................         --        515
Other...................................        164      2,397
                                          ---------  ---------
     Total..............................  $     621  $   5,416
                                          =========  =========

5.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31, 1997 and 1998, consist of the following:

                                          DEPRECIABLE
                                             LIFE          1997        1998
                                        ---------------  ---------  ----------
                                            (YEARS)         (IN THOUSANDS)
Land.................................         --         $     739  $    5,786
Landfarm and processing sites........         25            15,289      16,983
Buildings and improvements...........        5-39           17,021      32,395
Machinery and equipment..............        3-15            6,972      25,416
Vehicles.............................         3-5            2,602       8,963
Furniture and fixtures...............         3-5              658       2,919
Construction in progress.............         --            --           3,567
                                                         ---------  ----------
     Total...........................                    $  43,281  $   96,029
Less-Accumulated depreciation........                       (4,171)    (10,071)
                                                         ---------  ----------
     Net property, plant and
     equipment.......................                    $  39,110  $   85,958
                                                         =========  ==========

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  DEPRECIATION AND AMORTIZATION EXPENSES

     Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the consolidated statements of income are presented as follows:

                                          YEARS ENDED DECEMBER 31,
                                       -------------------------------
                                         1996       1997       1998
                                       ---------  ---------  ---------
                                               (IN THOUSANDS)
Operating expenses...................  $     421  $   2,820  $   7,210
Selling, general and administrative
  expenses...........................          3        170        936
                                       ---------  ---------  ---------
     Total depreciation and
       amortization expenses.........  $     424  $   2,990  $   8,146
                                       =========  =========  =========

6.  INTANGIBLE ASSETS:

     Intangible assets at December 31, 1997 and 1998, consist of the following:

                                         1997        1998
                                       ---------  ----------
                                          (IN THOUSANDS)
Goodwill.............................  $   5,755  $  126,074
Noncompete agreements................        327         984
Permits..............................         81         624
Other................................     --             188
                                       ---------  ----------
     Total...........................  $   6,163  $  127,870
Less -- Accumulated amortization.....        (85)     (1,999)
                                       ---------  ----------
     Net intangible assets...........  $   6,078  $  125,871
                                       =========  ==========

     Intangible assets are recorded at cost and are being amortized on a straight-line basis over five to forty years. Amortization expense of intangible assets for the year 1996, 1997 and 1998 was $11,000, $74,000 and $1,951,000,
respectively.

7.  ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1997 and 1998, consist of the following:

                                         1997       1998
                                       ---------  ---------
                                          (IN THOUSANDS)
Accrued salaries.....................  $     873  $   3,242
Income and other taxes payable.......        709        342
Current deferred income tax
  liability..........................     --            289
Accrued professional fees and legal
  reserves...........................      1,490      2,335
Accrued acquisition costs............     --          4,986
Other................................        687      4,251
                                       ---------  ---------
     Total accrued liabilities.......  $   3,759  $  15,445
                                       =========  =========

8.  CONTRACT RESERVE

     The contract reserve at December 31, 1998 consists of the following:

                                           (IN THOUSANDS)
                                           --------------
Total reserve...........................      $ 18,921
Less -- Current portion.................        (4,500)
                                           --------------
Contract reserve........................      $ 14,421
                                           ==============

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The contract reserve represents the estimated deferred acquisition costs associated with the purchase of City Environmental, Inc. (CEI) from Waste Management, Inc. (WMI) in May 1998. In connection with the acquisition of the assets of CEI, the Company agreed, for a period of 20 years, to deliver to certain landfills operated by WMI, all of the nonhazardous waste generated from the operations of CEI. During each of the first five years of this arrangement, the amount to be paid by the Company to WMI for the first 120,000 cubic yards of delivered waste will be above market prices. During each of the remaining 15 years of this arrangement, the amount paid will be at market prices. In addition, WMI agreed, for a period of 20 years, to deliver to the Company for processing and disposal all landfill leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by WMI. The processing fee paid by WMI to the Company for delivered landfill leachate and the market price portion of the landfill fee paid by the Company to WMI for delivered nonhazardous waste will be adjusted to reflect any increase in the consumer price index. The Company also agreed, for a period of 14 years commencing on May 2003, to pay to WMI a monthly royalty fee equal to 6% of the net revenues derived from the assets of CEI. The balance in the contract reserve account represents management's estimate of the excess current and future payments for landfill fees above market prices to be paid by the Company to WMI during the first five years of the landfill disposal agreement.

9.  INCOME TAXES:

     The components of the provision for income taxes are as follows:

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1997       1998
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Current --
     Federal............................  $     327  $   2,253  $   4,272
     State..............................         49         99        286
                                          ---------  ---------  ---------
          Total.........................  $     376  $   2,352  $   4,558
                                          =========  =========  =========
Deferred --
     Federal............................  $    (107) $      62  $   2,192
     State..............................        (14)         2        283
                                          ---------  ---------  ---------
          Total.........................  $    (121) $      64  $   2,475
                                          ---------  ---------  ---------
          Provision for income taxes....  $     255  $   2,416  $   7,033
                                          =========  =========  =========

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before provision for income taxes result from the following:

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1996       1997       1998
                                          ---------  ---------  ---------
                                                  (IN THOUSANDS)
Tax at statutory rate...................  $     253  $   2,202  $   6,232
Add --
     State taxes, net of federal
       benefit..........................         24         66        370
     Nondeductible expenses.............     --            157        150
     Other..............................        (22)        (9)       281
                                          ---------  ---------  ---------
          Total.........................  $     255  $   2,416  $   7,033
                                          =========  =========  =========

     For purposes of the consolidated federal income tax return, the Company has net operating loss carryforwards of $693,000 available to offset taxable income of the Company in the future. The net

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) operating loss carryforwards will begin to expire in 2011. In connection with certain acquisitions, ownership changes occurred resulting in various limitations on certain tax attributes.

     Valuation allowances have been established for uncertainties in realizing the benefits of tax loss carryforwards. While the Company expects to realize the deferred tax assets in excess of the valuation allowance, changes in estimates of future taxable income and tax laws may alter this expectation.

     Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
                                          (IN THOUSANDS)
Deferred income tax assets --
     Reserves........................  $  --      $     509
     Accrued expenses................        434        317
     Net operating losses............         41        266
     Other...........................         74         78
     Less:  Valuation allowance......     --           (229)
                                       ---------  ---------
          Total......................  $     549  $     941
                                       ---------  ---------
Deferred income tax liabilities --
     Property, plant and equipment...  $    (167) $  (1,185)
     Intangibles.....................     --           (939)
     Prepaid expenses................     --           (414)
     Investment in foreign
       corporation...................        (59)    --
     Other...........................       (174)      (843)
                                       ---------  ---------
          Total......................  $    (400) $  (3,381)
                                       ---------  ---------
          Net deferred income tax
             assets (liabilities)....  $     149  $  (2,440)
                                       =========  =========

     Net deferred income tax assets and liabilities are comprised of the following:

                                           DECEMBER 31,
                                       --------------------
                                         1997       1998
                                       ---------  ---------
                                          (IN THOUSANDS)
Current deferred income tax assets
(liabilities) --
     Gross assets....................  $     521  $     404
     Gross liabilities...............       (216)      (693)
                                       ---------  ---------
          Total, net.................  $     305  $    (289)
Non-current deferred income tax
  assets (liabilities) --
     Gross assets....................        152        766
     Gross liabilities...............       (308)    (2,917)
                                       ---------  ---------
          Total, net.................  $    (156)    (2,151)
                                       ---------  ---------
          Net deferred income tax
             assets (liabilities)....  $     149  $  (2,440)
                                       =========  =========

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  LONG-TERM OBLIGATIONS:

     The Company's long-term obligations at December 31, 1997 and 1998, consist of the following:

                                         1997       1998
                                       ---------  ---------
                                          (IN THOUSANDS)
Revolving Credit Facility............  $  15,250  $  63,500
Notes payable to individuals,
  interest imputed at 7.5%, payable
  annually, maturing January 1999 to
  June 2000..........................      2,020      1,751
Notes payable to corporations,
  interest ranging from noninterest-
  bearing (imputed at 7.5%) to 11.5%,
  maturing March 1999 to December
  2000, unsecured....................        145      1,220
Obligations under capital leases,
  monthly payments ranging from
  $1,570 to $5,000, interest ranging
  from 5.9% to 10.2%, expiring within
  the next four years, secured by
  equipment and vehicles.............     --            992
Insurance premium notes, interest at
  8%, maturing January 1999 to
  September 1999, unsecured..........     --            884
Other................................         21         47
                                       ---------  ---------
                                          17,436     68,394
Less -- Current maturities of total
long-term obligations................       (792)    (4,004)
                                       ---------  ---------
     Total long-term obligations.....  $  16,644  $  64,390
                                       =========  =========

     On December 19, 1997, the Company entered into a revolving credit facility with a bank group in the amount of $50,000,000. In April 1998 the revolving credit facility was increased to $100,000,000. This facility is secured by substantially all of the assets of the Company. Availability under this credit facility is tied to the Company's cash flows and liquidity. The credit facility is available to fund working capital requirements and acquisitions. The credit agreement requires the Company to comply with certain financial covenants and requires the Company to obtain the lenders' consent before making any acquisitions with a purchase price exceeding $15,000,000, and prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure of senior management without a suitable replacement. Interest on the outstanding balance is due quarterly and the facility matures on April 10, 2001. Advances bear interest, at the Company's option, at the prime rate or London Interbank Offered Rate ("LIBOR"), in each case, plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. The Company has agreed to pay a commitment fee varying from to of 1 percent per annum on the unused portion of the facility. As of December 31, 1998, the Company had $35,755,00 available under this facility, including $745,000 in letters of credit outstanding. See Note 16 regarding the revolving credit facility.

     Effective December 31, 1998 the Company entered into a $10,000,000 equipment credit facility with a domestic bank. No amounts were outstanding under the equipment credit facility as of December 31, 1998.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Principal payments of long-term debt and capital lease obligations in excess of one year as of December 31, 1998, are as follows:

                                        LONG-TERM     CAPITAL
                                           DEBT        LEASES
                                        ----------    --------
                                            (IN THOUSANDS)
Year Ending December 31,
     1999............................    $  3,684      $   406
     2000............................         218          369
     2001............................      63,500          291
     2002............................      --               85
     2003............................      --            --
     Thereafter......................      --            --
                                        ----------    --------
                                         $ 67,402      $ 1,151
     Less -- Amount representing
     interest........................      --             (159)
          Total......................    $ 67,402      $   992
                                        ==========    ========

     Management estimates that the fair value of its debt obligations approximates its historical value at December 31, 1998.

11.  STOCK OPTIONS AND WARRANTS:

     On November 20, 1996, U S Liquids established a stock option plan which provides, as amended, for a maximum authorized number of shares equal to 15% of all outstanding common stock, at the end of each year, not to exceed a total of 3,000,000 shares. Options vest equally in three annual installments, commencing on the first anniversary of the date upon which the options were granted, and expire after being outstanding for a period of 10 years. During June 1997, U S Liquids established a directors' stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter. The directors' stock options vest on the date of grant and expire after 10 years. At December 31, 1998, there were 125,000 nonqualified stock options granted for corporate development purposes which are contingent upon the successful completion of certain corporate development activities and, accordingly, no calculation of the fair value of the nonqualified stock options will be determined or recorded until the realization of such contingencies. The Company issued stock warrants in connection with its Campbell Wells Acquisition, initial public offering, and as compensation for corporate consulting. Warrants issued in connection with acquisitions or common stock offerings are capitalized based on the fair market value on the date of grant. Stock warrants issued as compensation for consulting activities were expensed as incurred.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes activity under the Company's stock option plan and warrants granted:

                                               1996                   1997                    1998
                                       ---------------------  ---------------------  ----------------------
                                        OPTIONS    WARRANTS    OPTIONS    WARRANTS    OPTIONS     WARRANTS
                                       ---------  ----------  ---------  ----------  ----------  ----------
Options and warrants outstanding,
  beginning of year..................     --          --        301,875   1,000,000     775,125   1,215,000
     Granted (per share)
          1996 ($.02-$2.00)..........    301,875   1,000,000
          1997 ($.02-$16.00).........                           529,500     215,000
          1998 ($.02-$21.875)........                                                   888,500      20,000
     Exercised (per share)
          1997 ($.02)................                           (56,250)
          1998 ($.02-$14.125)........                                                  (110,583)
     Forfeitures (per share)
          1998 ($.02-$14.125)........                                                   (63,250)
                                       ---------  ----------  ---------  ----------  ----------  ----------
Options and warrants outstanding, end
  of year............................    301,875   1,000,000    775,125   1,215,000   1,489,792   1,235,000
                                       =========  ==========  =========  ==========  ==========  ==========

     The Company accounts for its employee stock options under the Accounting Principles Board Opinion No. 25, in which no compensation expense is recognized for employee stock options if there is no intrinsic value at the date of grant. Had compensation expense for these employee stock options been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                     1996       1997       1998
                                                                   ---------  ---------  ---------
Net income,                 As reported..........................  $     491  $   3,875  $  10,772
                            Pro forma............................        488      1,726      9,007
Basic earnings per share,   As reported..........................  $    0.23  $    0.65  $    1.04
                            Pro forma............................       0.23       0.29       0.87
Diluted earnings per share, As reported..........................  $    0.23  $    0.55  $    0.93
                            Pro forma............................       0.23       0.24       0.77

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts.

     The fair value of each employee stock option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                           1996           1997              1998
                                        ----------   ---------------   --------------
Expected stock price volatility......       35.55%     37.06%-38.78%    34.91%-41.19%
Risk-free interest rate..............        6.17%       5.79%-6.47%      5.14%-5.99%
Expected life of options.............     10 years          10 years         10 years
Expected dividend yield..............       --             --                --

     During 1998, 826,000 options were granted to employees which had a weighted average fair value of $2.14 per option and a weighted average exercise price of $20.62 per option.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at December 31, 1998.

                                                                     OPTIONS OUTSTANDING
                                         ----------------------------------------------------------------------------
                                                                                    WTD. AVG.
                                                                 NUMBER             REMAINING
                                            RANGE OF         OUTSTANDING AT      CONTRACTUAL LIFE        WTD. AVG.
                                         EXERCISE PRICES        12/31/98             (YEARS)          EXERCISE PRICE
                                         ---------------     ---------------     ----------------     ---------------
                                          $          .02          253,125           8.6                   $   .02
                                              9.50-15.38          455,667           8.7                     10.20
                                            16.00-21.875          781,000           9.5                     21.00
                                         ---------------     ---------------        ---               ---------------
                                          $   .02-21.875        1,489,792           9.1                   $ 14.13
                                         ===============     ===============        ===               ===============


                                               OPTIONS EXERCISABLE
                                       -----------------------------------
                                           NUMBER
                                       EXERCISABLE AT         WTD. AVG.
                                          12/31/98         EXERCISE PRICE
                                       ---------------     ---------------
                                           127,500             $   .02
                                           153,174               10.13
                                            20,000               17.31
                                       ---------------     ---------------
                                           300,674             $  6.32
                                       ===============     ===============

12.  EMPLOYEE BENEFITS:

     The Company sponsors a 401(k) and profit sharing plan under which all eligible employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits. The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution. The Company recognized $303,000 in compensation expense related to this plan for the year ended December 31, 1998.

13.  RELATED PARTY TRANSACTION:

     On December 31, 1998, the Company sold to a company owned by a director of the Company substantially all of the assets used in the distribution of various grades of fats, oils and feed proteins. These by-products had previously been sold by the Company primarily to producers of livestock feed and various chemicals located in Mexico. The purchase price for these assets was approximately $1,700,000, of which approximately $1,100,000 is payable to the Company in March 1999 and is included in prepaid expenses and other current assets at December 31, 1998. The remainder of the purchase price is payable in monthly installments continuing through February 1, 2004 and is included in other assets at December 31, 1998. In connection with this sale, the Company also agreed, for a period of one year, to sell to the director's company all fats, oils and feed proteins that the Company recovers from certain waste streams and that conform to certain specifications. The director's company may extend this supply agreement for four additional one-year terms.

14.  COMMITMENTS AND CONTINGENCIES:

  NONCOMPETE AND OILFIELD WASTE DISPOSAL AGREEMENTS

     In connection with the Campbell Wells Acquisition, the Company acquired a long-term disposal agreement with Newpark Resources, Inc. (Newpark) for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal agreement obligated Newpark to deliver to the Company specified amounts of oilfield waste for treatment and disposal at certain of the Louisiana landfarms. However, during 1998 a dispute arose between the Company and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, the Company terminated the long-term disposal agreement and entered into a new agreement with Newpark covering a remaining period of 33 months. In the new agreement, Newpark agreed to pay the Company at least $30,000,000. Newpark paid $6,000,000 under the terms of this agreement in 1998 and the Company recorded revenues as funds were received. The remaining amounts are required to be paid in monthly installments continuing through June 2001. Under the terms of the new agreement, Newpark has the right, but not the obligation, to deliver specified volumes of oilfield waste to certain of the Louisiana landfarms for a period of three years without additional cost. The processing costs associated with volumes delivered under this agreement are accrued when such volumes, if any, are received. Subject to certain conditions, Newpark may extend the term of the

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

new agreement for two additional one-year terms at an additional cost to Newpark of approximately $8,000,000 per year.

     In addition, the Company also agreed that, until June 30, 2001, it would not (i) accept from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, or (ii) engage in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. If the term of the new agreement is extended by Newpark, the term of the prohibition on the Company accepting this type of waste from other customers will also be extended for a corresponding period of time.

  LEASES

     The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 26 years. Rent expense was approximately $171,000, $736,000 and $4,243,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The following table presents future minimum rental payments under noncancelable operating leases:

                                        OPERATING LEASES
                                        -----------------
                                         (IN THOUSANDS)
Year ending December 31 --
     1999............................        $ 2,315
     2000............................          1,801
     2001............................          1,286
     2002............................            895
     2003............................            767
     Thereafter......................          7,110
                                        -----------------
          Total......................        $14,174
                                        =================

  LEGAL PROCEEDINGS

     Prior to the closing of the Campbell Wells Acquisition, three lawsuits were brought against Campbell Wells based upon the operation of its Bourg, Louisiana landfarm. In July 1997 an additional lawsuit was filed in connection with the operation of the Bourg, Louisiana landfarm. On August 7, 1998, the Company settled substantially all of the claims asserted against it in the four lawsuits relating to the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone and build a berm along the western boundary of the landfarm. Management believes the cost of these actions will not be material to the Company's operating results.

     This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc. (Acadian), a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, the Company asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies any liability to Acadian and intends to vigorously defend against these claims. Management does not believe that this action will have a material adverse effect on the Company's business, results of operations or financial condition.

     Prior to the closing of the Campbell Wells Acquisition, a class action lawsuit was filed in the Civil District Court for the Parrish of Orleans, Louisiana against Campbell Wells seeking unspecified monetary

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED) damages allegedly suffered as a result of alleged air, water and soil contamination in connection with ongoing operations at its Mermentau, Louisiana landfarm. The Company has not been named as a defendant in this lawsuit; however, there can be no assurance that the Company will not subsequently be named as a defendant in this lawsuit.

     In connection with the Campbell Wells Acquisition, Sanifill and its subsequent acquiror Waste Management, Inc. (WMI) agreed, with certain enumerated exceptions, to retain responsibility for all liabilities of Campbell Wells as of the closing date of the Campbell Wells Acquisition including, without limitation, the contingent liabilities associated with such lawsuits. The obligation of Sanifill and WMI to indemnify the Company is limited to $10,000,000.

     In 1998, the Company settled a lawsuit originally filed by Judy Garcia, et.al. in 1997 against Re-Claim Environmental in the 51stJudicial Court of Harris County, Texas. The settlement did not have a material effect on the Company's operating results.

     Prior to its acquisition by the Company in May 1998, Waste Stream Environmental, Inc. (Waste Stream) had signed a document which purported to be a letter of intent with Pocono Grow Fertilizer Corporation (Pocono Grow) relating to the development of a waste treatment and recycling facility in eastern Pennsylvania. After the Waste Stream acquisition was completed, the Company notified Pocono Grow that it did not intend to pursue the project. Pocono Grow asserted that the document was a binding agreement and that Waste Stream was in breach of the agreement. On July 14, 1998 Waste Stream filed a suit for declaratory judgement in Federal District Court in New York asking the court to determine whether the document was binding or non-binding. On August 14, 1998, Pocono Grow filed a counterclaim against Waste Stream and a third party complaint against the Company alleging breach of contract and claiming damages in excess of $10,000,000. Waste Stream and the Company intend to vigorously defend the counterclaim and third party complaint and pursue the declaratory judgement action. The Company believes that the ultimate disposition of this claim will not be material to its consolidated financial position or results of operations.

     The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

15.  SEGMENT INFORMATION:

     The Company operates with two business segments -- Oilfield Waste and Wastewater.

     The Oilfield Waste segment treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. In addition, the Oilfield Waste segment cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

     The Wastewater segment receives fees to collect, process and dispose of liquid waste such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes. In addition, the Wastewater segment generates revenues from the sale of by-products recovered from waste streams (including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard).

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on income from operations before such expenses.

                                U S LIQUIDS INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following is a summary of key business segment information:

                                            1996       1997        1998
                                          ---------  ---------  ----------
                                                   (IN THOUSANDS)
Revenue --
     Oilfield Waste.....................  $     826  $  19,948  $   17,402
     Wastewater.........................     13,459     18,211     104,058
                                          ---------  ---------  ----------
          Total.........................  $  14,285  $  38,159  $  121,460
                                          =========  =========  ==========
Income from operations --
     Oilfield Waste.....................  $     126  $   6,685  $    8,062
     Wastewater.........................        929      1,381      13,298
                                          ---------  ---------  ----------
          Total.........................  $   1,055  $   8,066  $   21,360
                                          =========  =========  ==========
Identifiable assets --
     Oilfield Waste.....................  $  41,152  $  34,071  $   33,513
     Wastewater.........................      5,699     17,870     211,702
     Corporate..........................     --          3,075       6,950
                                          ---------  ---------  ----------
          Total.........................  $  46,851  $  55,016  $  252,165
                                          =========  =========  ==========
Depreciation and amortization expense --
     Oilfield Waste.....................  $      78  $   2,266  $    2,384
     Wastewater.........................        346        645       5,496
     Corporate..........................     --             79         266
                                          ---------  ---------  ----------
          Total.........................  $     424  $   2,990  $    8,146
                                          =========  =========  ==========
Capital expenditures --
     Oilfield Waste.....................  $  --      $   2,042  $    1,192
     Wastewater.........................      1,795      2,278      11,808
     Corporate..........................     --            509       1,347
                                          ---------  ---------  ----------
          Total.........................  $   1,795  $   4,829  $   14,347
                                          =========  =========  ==========

16.  SUBSEQUENT EVENTS (UNAUDITED):

  ACQUISITIONS

     Subsequent to December 31, 1998, the Company acquired six businesses engaged in the collection, treatment and disposal of liquid wastes for approximately $35,416,000 in cash and debt and 431,588 shares of the Company's common stock using the purchase method of accounting.

  REVOLVING CREDIT FACILITY

     In February 1999, the Company increased the size of the revolving credit facility from $100,000,000 to $225,000,000 with an expanded bank group. The terms and conditions remained substantially the same with an extended maturity date of February 2002.

  PUBLIC OFFERING

     In March 1999, the Company completed a public offering of 3,000,000 shares of its common stock at $21 per share, in which the Company sold 2,875,000 shares. The proceeds to the Company of $56,756,000, which are net of underwriting fees and offering costs, will be applied against the outstanding balance of the revolving credit facility.

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

ARTHUR ANDERSEN LLP

Houston, Texas
June 26, 1997
(March 22, 1999
with respect to note 8)

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

                             CASH FLOW INFORMATION

                                            YEAR ENDED
                                           DECEMBER 31,       PERIOD ENDED
                                       --------------------   DECEMBER 13,
                                         1994       1995          1996
                                       ---------  ---------   -------------
                                                  (IN THOUSANDS)
Cash flows from operating activities
  Net income.........................  $   2,869  $   1,900      $ 2,893
  Adjustments to reconcile net income
   to net cash provided by operating
   activities
     Depreciation....................      2,860      3,025        2,594
     Deferred income tax provision
     (benefit).......................      1,234       (413)       1,983
     Changes in operating assets and
     liabilities
       Accounts receivable...........     (3,118)       706        2,340
       Prepaid expenses and other
       current assets................         (8)      (130)         263
       Other assets..................        (41)        58           11
       Accounts payable and accrued
       liabilities...................       (228)     1,812       (1,033)
       Closure, remediation and cell
       processing reserves...........        340       (148)        (708)
                                       ---------  ---------   -------------
Net cash provided by operating
activities...........................  $   3,908  $   6,810      $ 8,343
                                       =========  =========   =============

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

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS:

     Prepaid expenses and other current assets at December 31, 1995, and December 13, 1996, consist of the following:

                                         1995       1996
                                       ---------  ---------
                                          (IN THOUSANDS)
Closure bond.........................  $     211  $      --
Prepaid expenses.....................         33         43
Notes receivable, current portion....         33         16
Other................................         47          2
     Total...........................  $     324  $      61
                                       =========  =========

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment at December 31, 1995, and December 13, 1996, consist of the following:

                                           DEPRECIABLE LIFE      1995        1996
                                           ----------------   ----------  ----------
                                               (YEARS)            (IN THOUSANDS)
Landfarm and treatment facilities.......       25             $   56,732  $   56,573
Buildings and improvements..............      10-12                  532         659
Machinery and equipment.................       3-5                 7,494       6,445
Vehicles................................       3-5                   826         755
Furniture and fixtures..................                             355         359
                                                              ----------  ----------
     Total..............................                      $   65,939  $   64,791
Less accumulated depreciation...........                         (12,644)    (15,238)
                                                              ----------  ----------
     Total..............................                      $   53,295  $   49,553
                                                              ==========  ==========

     Included in property, plant and equipment at December 31, 1995, and December 13, 1996 are approximately $3,133,000 and $3,133,000, respectively, of assets held under capital leases.

5.  OTHER ASSETS:

     Other assets at December 31, 1995, and December 13, 1996, consist of the following:

                                            1995       1996
                                          ---------  ---------
                                             (IN THOUSANDS)
Note receivable.........................  $     196  $     196
Other...................................         47         36
                                          ---------  ---------
     Total..............................  $     243  $     232
                                          =========  =========

6.  ACCRUED LIABILITIES:

     Accrued liabilities at December 31, 1995, and December 13, 1996, consist of the following:

                                            1995       1996
                                          ---------  ---------
                                             (IN THOUSANDS)
Engineering and testing fees............  $      13  $     140
Repairs and maintenance.................     --             96
Accrued salaries and benefits...........         21         55
Escrow deposits.........................         34     --
Accrued commissions.....................         33     --
Other...................................         14         45
                                          ---------  ---------
     Total..............................  $     115  $     336
                                          =========  =========

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                              PERIOD ENDED
                                                              DECEMBER 13,
                                         1994       1995          1996
                                       ---------  ---------   -------------
                                                  (IN THOUSANDS)
Current
     Federal.........................  $   2,750  $   1,622      $    40
     State...........................     (2,039)       191           21
                                       ---------  ---------   -------------
          Total......................  $     711  $   1,813      $    61
                                       ---------  ---------   -------------
Deferred
     Federal.........................  $  (1,211) $    (511)     $ 1,580
     State...........................      2,445         98          403
                                       ---------  ---------   -------------
          Total......................  $   1,234  $    (413)     $ 1,983
                                       ---------  ---------   -------------
                                       $   1,945  $   1,400      $ 2,044
                                       =========  =========   =============

     The difference in income taxes provided (benefited) and the amounts determined by applying the federal statutory tax rate to income (loss) before provision (benefit) for income taxes result from the following:

                                            YEAR ENDED
                                           DECEMBER 31,       PERIOD ENDED
                                       --------------------   DECEMBER 31,
                                         1994       1995          1996
                                       ---------  ---------   -------------
                                                  (IN THOUSANDS)
Tax at statutory rate................  $   1,585  $   1,104      $ 1,676
Add (deduct)
     State income taxes, net of
     federal benefit.................        269        191          280
     Nondeductible expenses..........         91        105           88
                                       ---------  ---------   -------------
          Total......................  $   1,945  $   1,400      $ 2,044
                                       =========  =========   =============

     The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                        DECEMBER 31,    DECEMBER 31,
                                            1995            1996
                                        ------------    ------------
                                               (IN THOUSANDS)
Deferred income tax liabilities
     Property and equipment..........     $ (4,511)       $ (4,767)
     Landfarm treatment facility.....      (14,287)        (14,286)
     Other...........................       (1,729)         (2,924)
                                        ------------    ------------
          Total......................     $(20,527)       $(21,977)
                                        ------------    ------------
Deferred income tax assets
     Closure accrual.................     $  2,015        $  1,967
     Depletion.......................        2,338           2,344
     Processing reserve..............        3,373           3,373
     Other...........................          230            (261)
                                        ------------    ------------
          Total......................     $  7,956        $  7,423
                                        ------------    ------------
          Net deferred income tax
          liabilities................     $ 12,571        $ 14,554
                                        ============    ============

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8.  COMMITMENTS AND CONTINGENCIES:

  NONCOMPETE AND OILFIELD WASTE DISPOSAL AGREEMENTS

     In connection with the Campbell Wells Acquisition, the Company acquired a long-term disposal agreement with Newpark Resources, Inc. (Newpark) for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal agreement obligated Newpark to deliver to the Company specified amounts of oilfield waste for treatment and disposal at certain of the Louisiana landfarms. However, during 1998 a dispute arose between the Company and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, the Company terminated the long-term disposal agreement and entered into a new agreement with Newpark covering a remaining period of 33 months. In the new agreement, Newpark agreed to pay the Company at least $30,000,000. Newpark paid $6,000,000 under the terms of this agreement in 1998 and the Company recorded revenues as funds were received. The remaining amounts are required to be paid in monthly installments continuing through June 2001. Under the terms of the new agreement, Newpark has the right, but not the obligation, to deliver specified volumes of oilfield waste to certain of the Louisiana landfarms for a period of three years without additional cost. The processing costs associated with volumes delivered under this agreement are accrued when such volumes, if any, are received. Subject to certain conditions, Newpark may extend the term of the new agreement for two additional one-year terms at an additional cost to Newpark of approximately $8,000,000 per year.

     In addition, the Company also agreed that, until June 30, 2001, it would not (i) accept from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, or (ii) engage in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. If the term of the new agreement is extended by Newpark, the term of the prohibition on the Company accepting this type of waste from other customers will also be extended for a corresponding period of time.

  LEASES

     The Company leases office facilities under noncancelable leases. Rent expense was approximately $214,000, $202,000 and $214,000 for the years ended December 31, 1994 and 1995, and for the period ended December 13, 1996, respectively.

  LEGAL PROCEEDINGS

     Prior to the closing of the Campbell Wells Acquisition, three lawsuits were brought against Campbell Wells based upon the operation of its Bourg, Louisiana landfarm. In July 1997 an additional lawsuit was filed in connection with the operation of the Bourg, Louisiana landfarm. On August 7, 1998, the Company settled substantially all of the claims asserted against it in the four lawsuits relating to the Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone and build a berm along the western boundary of the landfarm. The cost of these actions were not material to the Company's operating results.

     This settlement does not resolve certain claims asserted against the Company by Acadian Shipyard, Inc. (Acadian), a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, the Company asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies any liability to Acadian and intends to vigorously defend against these claims. Management does not believe that this

                          U S LIQUIDS INC. PREDECESSOR
                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

action will have a material adverse effect on the Company's business, results of operations or financial condition.

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

     In connection with the Campbell Wells Acquisition, Sanifill and its subsequent acquiror Waste Management, Inc. (WMI) agreed, with certain enumerated exceptions, to retain responsibility for all liabilities of Campbell Wells as of the closing date of the Campbell Wells Acquisition including, without limitation, the contingent liabilities associated with such lawsuits. The obligation of Sanifill and WMI to indemnify the Company is limited to $10,000,000.