Form 10-Q
period 1999-03-31
U S LIQUIDS INC
filed 1999-05-14
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q
(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                              ------------------
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to _______.

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

                          Common Stock, $.01 par value
                      15,873,370 shares as of May 11, 1999

                                U S LIQUIDS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999
                                      INDEX
PART I - FINANCIAL INFORMATION
                                                                           Page
 Item 1- Financial Statements:
       - Condensed Consolidated Balance Sheets as
         of December 31, 1998 and March 31, 1999 (unaudited)................ 3
       - Condensed Consolidated Statements of Income for the
         three month periods ended March 31, 1998 and
         1999 (unaudited)................................................... 4
       - Condensed Consolidated Statements of Cash Flows for
         the three month periods ended March 31, 1998
         and 1999 (unaudited)............................................... 5
       - Notes to Condensed Consolidated Financial Statements............... 6
 Item 2- Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................... 12
 Item 3- Quantitative and Qualitative Disclosures About Market Risk........ 18

PART II - OTHER INFORMATION

 Item 1- Legal Proceedings................................................. 18

 Item 2- Changes in Securities and Use of Proceeds......................... 20

 Item 3- Defaults Upon Senior Securities................................... 20

 Item 4- Submission of Matters to a Vote of Security Holders............... 20

 Item 5- Other Information................................................. 20

 Item 6- Exhibits and Reports on Form 8-K.................................. 20

Signatures................................................................. 21

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      DECEMBER 31,   MARCH 31,
                ASSETS                                                    1998         1999
                                                                      ------------   ---------
                                                                                    (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ...................................   $      3,285   $   4,570
      Accounts receivable, less allowances of $1,677 and
        $2,123 (unaudited), respectively ..........................         29,123      39,698
      Inventories .................................................            672       1,573
      Prepaid expenses and other current assets ...................          5,416       6,278
                                                                      ------------   ---------
           Total current assets ...................................         38,496      52,119

PROPERTY, PLANT AND EQUIPMENT, net ................................         85,958     104,896
INTANGIBLE ASSETS, net ............................................        125,871     157,144
OTHER ASSETS, net .................................................          1,840       2,650
                                                                      ------------   ---------
           Total assets ...........................................   $    252,165   $ 316,809
                                                                      ============   =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term obligations .................   $      4,004   $   2,270
      Accounts payable ............................................         11,611      13,766
      Accrued liabilities .........................................         15,445      14,546
      Current portion of contract reserve .........................          4,500       4,500
                                                                      ------------   ---------
           Total current liabilities ..............................   $     35,560   $  35,082

LONG-TERM OBLIGATIONS, net of current maturities ..................         64,390      56,395
PROCESSING RESERVE ................................................          5,747       5,358
CLOSURE AND REMEDIATION RESERVES ..................................          4,952       8,014
CONTRACT RESERVE ..................................................         14,421      13,559
DEFERRED INCOME TAXES .............................................          2,151       3,578
                                                                      ------------   ---------
           Total liabilities ......................................   $    127,221   $ 121,986

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued ...............................................   $       --     $    --
      Common stock, $.01 par value, 30,000,000 shares authorized,
        12,497,946 and 15,873,370 (unaudited) shares
        issued and outstanding, respectively ......................            125         159
      Additional paid-in capital ..................................        110,404     176,069
      Retained earnings ...........................................         14,415      18,595
                                                                      ------------   ---------
           Total stockholders' equity .............................   $    124,944   $ 194,823
                                                                      ------------   ---------
              Total liabilities and stockholders' equity ..........   $    252,165   $ 316,809
                                                                      ============   =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                             --------------------
                                                1998       1999
                                             --------    --------
REVENUES .................................   $ 12,343    $ 55,302
OPERATING EXPENSES .......................      7,011      37,605
DEPRECIATION AND AMORTIZATION ............        987       3,560
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ..............................      1,467       5,475
                                             --------    --------

INCOME FROM OPERATIONS ...................   $  2,878    $  8,662
INTEREST EXPENSE, net ....................        346       1,613
OTHER INCOME, net ........................         (5)        (96)
                                             --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES .   $  2,537    $  7,145
PROVISION FOR INCOME TAXES ...............      1,002       2,965
                                             --------    --------

NET INCOME ...............................   $  1,535    $  4,180
                                             ========    ========

BASIC EARNINGS PER COMMON SHARE ..........   $   0.21    $   0.31
                                             ========    ========

DILUTED EARNINGS PER COMMON AND COMMON
   EQUIVALENT SHARE ......................   $   0.18    $   0.28
                                             ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      7,439      13,553
                                             ========    ========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........      8,737      14,900
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

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          THREE MONTHS
                                                                                             ENDED
                                                                                            MARCH 31,
                                                                                       -------------------
                                                                                         1998       1999
                                                                                       -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................................   $ 1,535    $  4,180
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
     Depreciation and amortization .................................................       987       3,560
     Net gain on sale of property, plant, and equipment ............................        (1)         41
     Deferred income tax provision .................................................       152       1,427
   Changes in operating assets and liabilities, net of amounts acquired:
     Accounts receivable, net ......................................................    (1,508)     (5,177)
     Inventories ...................................................................       120        (192)
     Prepaid expenses and other current assets .....................................      (326)        523
     Intangible assets .............................................................       (36)       (115)
     Other assets ..................................................................       (46)       (799)
     Accounts payable and accrued liabilities ......................................     1,350      (5,134)
     Closure, remediation and cell processing reserves .............................      (255)     (1,595)
                                                                                       -------    --------
          Net cash provided by (used in) operating activities ......................   $ 1,972    $ (3,281)
                                                                                       -------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ......................................   $(1,485)   $ (4,160)
   Proceeds from sale of property, plant and equipment .............................         9         520
   Net cash paid for acquisitions ..................................................    (5,101)    (35,698)
                                                                                       -------    --------
           Net cash used in investing activities ...................................   $(6,577)   $(39,338)
                                                                                       -------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations .................................     9,500      45,500
   Principal payments on long-term obligations .....................................    (1,365)    (58,287)
   Proceeds from additional public offering of common stock, net of
     offering costs ................................................................         0      56,659
   Proceeds from exercise of stock options .........................................         0          32
                                                                                       -------    --------
             Net cash provided by financing activities .............................   $ 8,135    $ 43,904
                                                                                       -------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................................   $ 3,530    $  1,285

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................     2,203       3,285
                                                                                       -------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................   $ 5,733    $  4,570
                                                                                       =======    ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest ..........................................................   $   345    $  1,723
   Cash paid for income taxes ......................................................       670         226
   Common stock, warrants and options issued for acquisitions ......................     2,983       9,008
   Liabilities assumed related to acquisitions .....................................       950       3,058

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although we believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

   It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC.

2. INVENTORIES

   Inventories are stated at the lower of cost or market and, at December 31, 1998 and March 31, 1999, consisted of processed by-products of $378,000 and $1,144,000, respectively, and unprocessed by-products of $294,000 and $429,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3. DEPRECIATION AND AMORTIZATION EXPENSES

   Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                      1998           1999
                                                  ----------     -----------
                                                         (IN THOUSANDS)
Operating expenses..............................  $      924      $    3,354
Selling, general and administrative expenses....          63             206
                                                  ----------     -----------
   Total depreciation and amortization expenses.  $      987      $    3,560
                                                  ==========      ==========

4. EARNINGS PER SHARE

   The weighted average number of shares used to compute basic and diluted earnings per share for the three months ended March 31, 1998 and 1999, respectively, is illustrated below:

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           1998         1999
                                                        ----------   -----------
                                                             (IN THOUSANDS,
                                                           EXCEPT SHARE DATA)
                                                              (UNAUDITED)
Numerator:
      For basic and diluted earnings per share --
      Income available to common stockholders .......   $    1,535   $     4,180
                                                        ==========   ===========
Denominator:
      For basic earnings per share --
      Weighted-average shares .......................    7,438,910    13,553,052
                                                        ----------   -----------
Effect of dilutive securities:
      Stock options and warrants ....................    1,298,028     1,347,133
                                                        ----------   -----------
Denominator:
      For diluted earnings per share --
      Weighted-average shares and assumed conversions    8,736,938    14,900,185
                                                        ==========   ===========

5. NEW ACCOUNTING PRONOUNCEMENTS

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2000, although earlier application is permitted. We are currently evaluating the potential impact of implementing SFAS No. 133.

6. ACQUISITIONS

   1999 ACQUISITIONS

   During the three months ended March 31, 1999, we acquired seven businesses engaged in the collection, processing and disposal of liquid wastes for approximately $36,313,000 in cash and assumed debt and 431,588 shares of our common stock using the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $32,275,000.

   The unaudited pro forma information set forth below presents our revenues, net income and earnings per share plus the 1998 and 1999 acquisitions, and the public offerings of our common stock in June 1998 and March 1999, as if these transactions were each effective on January 1, 1998 and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company's public offerings of common stock, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments.

                                            THREE MONTHS ENDED MARCH 31,
                                      ----------------------------------------
                                          1998                  1999
                                      ------------            --------
                                      (In thousands, except for per share data)
                                                (Unaudited)
Revenues ........................      $ 59,694               $ 55,823
Net income ......................         4,335                  4,847
Basic earnings per common share .          0.28                   0.31
Diluted earnings per common share          0.25                   0.28

   The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offering been consummated at the beginning of the periods presented.

7. LEGAL PROCEEDINGS

   On August 7, 1998, we settled substantially all of the claims asserted against us in the four lawsuits relating to our Bourg, Louisiana landfarm. Under the terms of the settlement, we agreed to expand the buffer zone and build a berm along the western boundary of our landfarm. The cost of these actions will not be material to our operating results. The settlement did not resolve certain claims asserted against us by Acadian Shipyard, Inc., a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, we asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against us including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. We deny that we have any liability to Acadian and intend to vigorously defend against these claims. We do not believe that this action will have a material adverse effect on our business, results of operations or financial condition.

   Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the Environmental Protection Agency (the "EPA") relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. In March 1999, Romic submitted a corrective measures study for the facility to the EPA. The EPA will review the corrective measures study and select a plan for final site remediation. Based upon the information gathered from these studies, Romic's estimated discounted costs for this site are expected to be $2.3 million, paid over the next 30 years. Romic's total estimated costs for this site have been discounted for present value considerations at a rate of 5.6% and have been accrued by the Company as closure and remediation reserves and included in the condensed consolidated balance sheet at March 31, 1999. However, due to the complex, ongoing and evolving process of investigating and remediating the facility, Romic's actual costs may exceed the amount reserved.

   Prior to its acquisition by the Company, Romic had been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and agreements is as follows: Bay Area - 6.872%; Lorentz - 5.62%; and Casmalia Resources - 0.29%. Based upon the studies and remedial actions completed, Romic's discounted share of the costs for these sites is expected to be $800,000, paid over the next ten years. Romic's total estimated costs for these sites have been discounted for present value considerations at a rate of 5.6% and have been accrued by the Company as closure and remediation reserves and included in the condensed consolidated balance sheet at March 31, 1999. However, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

   With regard to the Casmalia Resources site, if adequate funding is not obtained by the EPA from certain sources to fund additional remedial phases for which Romic and other potentially responsible parties have not been released from liability, Romic could incur additional costs of up to $400,000 which would likely be disbursed over 30 years. No reserve has been established for this loss contingency.

   Prior to its acquisition by the Company in May 1998, Waste Stream Environmental, Inc. had signed a document which purported to be a letter of intent with Pocono Grow Fertilizer Corporation relating to the development of a waste treatment and recycling facility in eastern Pennsylvania. After the Waste Stream acquisition was completed, we notified Pocono Grow that Waste Stream did not intend to pursue the project. Pocono Grow asserted that the document was a binding agreement and that Waste Stream was in breach of the agreement. On July 14, 1998, Waste Stream filed a suit for declaratory judgment in the United States District Court for the Western District of New York asking the court to determine whether the document was binding or non-binding. On August 14, 1998, Pocono Grow filed a counterclaim against Waste Stream and a third party complaint against the Company alleging breach of contract and claiming damages in excess of $10.0 million. Waste Stream and the Company intend to vigorously defend the counterclaim and third party complaint and pursue the declaratory judgment action. We do not believe that this action will have a material adverse effect on our business, results of operations or financial condition.

   We are, from time to time, a party to litigation arising in the normal course of our business, most of which involves claims for personal injury or property damage incurred in connection with our operations. We are not currently involved in any litigation that we believe will have a material adverse effect on our business, results of operations or financial condition.

8. SEGMENT INFORMATION

   We operate with two business segments -- Oilfield Waste and Wastewater.

   The Oilfield Waste segment treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. In addition, the Oilfield Waste segment cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

   The Wastewater segment receives fees to collect, process and dispose of liquid waste such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes. In addition, the Wastewater segment generates revenues from the sale of by-products recovered from certain waste streams (including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard).

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on income from operations before such expenses.

   The following is a summary of key business segment information:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                            1998         1999
                                                        ----------    ----------
                                                             (IN THOUSANDS)
                                                               (UNAUDITED)
Revenue --
   Oilfield Waste ....................................   $    5,015   $    4,825
   Wastewater ........................................        7,328       50,477
                                                         ----------   ----------
      Total ..........................................   $   12,343   $   55,302
                                                         ==========   ==========
Income from operations --
   Oilfield Waste ....................................   $    2,078   $    2,231
   Wastewater ........................................          800        6,431
                                                         ----------   ----------
       Total .........................................   $    2,878   $    8,662
                                                         ==========   ==========


                                                       December 31,   March 31,
                                                          1998          1999
                                                       ------------   ---------
                                                                     (UNAUDITED)
                                                             (IN THOUSANDS)
Identifiable assets --
   Oilfield Waste ....................................   $   33,513   $   36,518
   Wastewater ........................................      211,702      272,948
   Corporate .........................................        6,950        7,343
                                                         ----------   ----------
       Total .........................................   $  252,165   $  316,809
                                                         ==========   ==========

9. CREDIT FACILITY

   We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. We do not believe that these restrictions will have a material adverse effect on our ability to fulfill our current acquisition program. The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 31, 1999, we had borrowed approximately $54.0 million under the credit facility.

   We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of March 31, 1999 and as of the date of this report, no amounts were outstanding under this equipment credit facility.

10. SUBSEQUENT EVENTS

   From April 1, 1999 through May 11, 1999, we acquired three additional businesses, which had 1998 revenues of approximately $14.6 million, for approximately $16.6 million in cash and assumed debt. Each of these acquisitions was accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

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

   The Wastewater Division generated $50.5 million, or 91.3%, of our revenues for the quarter ended March 31, 1999. This Division derives revenues from two principal sources: fees received for collecting and processing liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

   On December 31, 1998, we sold to a company owned by Thomas B. Blanton, a director of the Company at the time of the sale, substantially all of the assets used in the distribution of various grades of fats, oils and feed proteins. These by-products had previously been sold by the Company to producers of livestock feed and various chemicals located in Mexico. The purchase price for these assets was approximately $1.7 million, of which approximately $1.1 million was paid in March 1999. The remainder of the purchase price is payable in monthly installments continuing through February 1, 2004. In connection with this sale, we also agreed, for a period of one year, to sell to Mr. Blanton's company all fats, oils and feed proteins that we recover from certain waste streams and that conform to certain specifications. Mr. Blanton's company may extend this supply agreement for four additional one-year terms. We believe that the terms of this transaction were as favorable to us as could have been negotiated with an unaffiliated party.

   The Oilfield Waste Division generated $4.8 million, or 8.7%, of our revenues for the quarter ended March 31, 1999. This Division derives revenues from fees charged to customers for (i) processing and disposing of oil and gas exploration and production waste, and (ii) cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. The fees charged for processing and disposing of oilfield waste are based on the composition of the waste and vary significantly. Accordingly, we believe that total revenues are a better indicator of performance than is the average fee charged. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Wastewater Division.

   Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division. As previously disclosed, in September 1998, we entered into a new 33-month agreement with Newpark. In this agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $6.0 million in 1998 and an additional $3.0 million during the first quarter of 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. These payments will permit Newpark to deliver to us at no additional cost specified amounts of oilfield waste for processing and disposal.

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

   Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 12.9% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

   In connection with potential acquisitions, we incur and capitalize certain transaction costs which include stock registration, legal, accounting, consulting, engineering and other direct costs to complete the acquisitions. Additionally, we incur charges for integration costs which include uncollectible accounts receivable write-offs, employee termination, severance and relocation, lease termination and other one-time charges related to the acquisitions. When an acquisition is completed and is accounted for using the pooling-of-interests method for business combinations, these costs are charged to the statement of operations as acquisition related and non-recurring costs. When a completed acquisition is accounted for using the purchase method for business combinations, these costs are capitalized. We routinely evaluate capitalized transaction and integration costs and expense those costs related to acquisitions not likely to occur. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

   The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of the operations of the Oilfield Waste Division may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1999

   REVENUES. Revenues for the quarter ended March 31, 1999 increased $43.0 million, or 348.0%, from $12.3 million for the quarter ended March 31, 1998 to $55.3 million for the quarter ended March 31, 1999. The Wastewater Division contributed $7.3 million, or 59.4%, of first quarter 1998 revenues and $50.5 million, or 91.3%, of first quarter 1999 revenues. Collection and processing fees generated $4.3 million, or 59.1%, and $41.0 million, or 81.1%, of the Wastewater Division's revenues for the first quarters of 1998 and 1999, respectively. This increase was due primarily to acquisitions completed during 1998 and the first quarter of 1999. The "same store" revenues for collection and processing of waste increased due to increased pricing and increased volumes. By-product sales generated the remaining $3.0 million, or 40.9%, and $9.5 million, or 18.9%, of the Wastewater Division's revenues for the first quarters of 1998 and 1999, respectively. Revenues from the sale of by-products increased $6.5 million, or 217.6%, as a result of acquisitions completed in 1998; however, revenues from the sale of fats and oils decreased approximately $2.0 million due to a reduction in commodities prices and the sale of the fats and oils distribution business.

   The Oilfield Waste Division contributed $5.0 million, or 40.7%, of first quarter 1998 revenues and $4.8 million, or 8.7%, of first quarter 1999 revenues. The Oilfield Waste Division's revenues decreased $190,000, or 3.8%, due to a decline in drilling activity in the Gulf Coast region.

   OPERATING EXPENSES. Operating expenses increased $30.6 million, or 436.4%, from $7.0 million for the quarter ended March 31, 1998 to $37.6 million for the quarter ended March 31, 1999. As a percentage of revenues, operating expenses increased from 56.8% in the first quarter of 1998 to 68.0% in the first quarter of 1999. This increase was due primarily to our transition from operating primarily as an oilfield waste disposal company into an integrated liquid waste management company providing collection, processing, recovery and disposal services.

   DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.6 million, or 260.7%, from $987,000 for the quarter ended March 31, 1998 to $3.6 million for the quarter ended March 31, 1999. As a percentage of revenues, depreciation and amortization expenses decreased from 8.0% in the first quarter of 1998 to 6.4% in the first quarter of 1999. This decrease was also attributable to our transition from operating primarily as an oilfield waste disposal company into a less capital-intensive integrated liquid waste management company.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $4.0 million, or 273.2%, from $1.5 million for the quarter ended March 31, 1998 to $5.5 million for the quarter ended March 31, 1999. As a percentage of revenues, selling, general and administrative expenses were 11.9% for the first quarter of 1998 and 9.9% for the first quarter of 1999. This improvement was attributable to our ability to integrate business acquisitions without a proportionate increase in general and administrative expenses.

   INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $1.1 million, or 344.9%, from $341,000 for the quarter ended March 31, 1998 to $1.5 million for the quarter ended March 31, 1999. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998.

   INCOME TAXES. The provision for income taxes increased $2.0 million, or 195.9%, from $1.0 million for the quarter ended March 31, 1998 to $3.0 million for the quarter ended March 31, 1999 as a result of increased taxable income. The effective tax rate for the period ended March 31, 1998 was 39.5% compared to a 41.5% rate for the period ended March 31, 1999. This increase was due primarily to state income taxes associated with acquisitions completed during 1998 and the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

   In March 1999, we completed a public offering of 3,000,000 shares of our common stock. The $56.7 million of net proceeds that we received from the 2,875,000 shares that we sold in this offering were applied against the outstanding balance of our credit facility, the vast majority of which indebtedness was incurred in connection with acquisitions completed in 1998 and 1999.

   We had net working capital of $17.0 million at March 31, 1999, compared to net working capital of $2.9 million at December 31, 1998. Improvement in the working capital position was attributable to an increase in accounts receivable resulting in part from first quarter 1999 acquisitions and to a decrease in current maturities of long-term obligations and accrued acquisition costs.

   Our capital requirements for our continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At March 31, 1999, approximately $2.3 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months ended March 31, 1999 were $4.2 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last three quarters of 1999 are budgeted at approximately $10.8 million. Approximately $10.4 million of this amount is budgeted to be invested in the Wastewater Division for plant expansions, equipment and vehicle upgrades. The remaining amounts are budgeted to be invested in the Oilfield Waste Division for equipment.

   At March 31, 1999, we had established a $4.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on our estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $5.4 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closures of facilities. At March 31, 1999, we had also established a $3.1 million reserve to provide for (i) the cost to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and (ii) our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.

   We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. We do not believe that these restrictions will have a material adverse effect on our ability to fulfill our current acquisition program. The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 31, 1999, we had borrowed approximately $54.0 million under the credit facility. Between April 1, 1999 and May 11, 1999, we had net borrowing activity of $14.0 million under the credit facility, the vast majority of which was used to fund the cash purchase price of acquisitions.

   We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of March 31, 1999 and as of the date of this report, no amounts were outstanding under this equipment credit facility.

   Our capital resources consist of cash reserves, cash generated from operations and funds available under our $225.0 million credit facility and the equipment credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. We anticipate that future acquisitions will be made using a combination of common stock and cash, much of which is expected to be derived from borrowings under the $225.0 million credit facility. In addition, we may seek to raise additional equity capital for all or a substantial part of the consideration to be paid for future acquisitions or to reduce our debt.

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

ACQUISITIONS

   During the three months ended March 31, 1999, we acquired seven businesses, which collectively had 1998 revenues of approximately $55.8 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these seven acquisitions involved approximately $36.3 million in cash and assumed debt and 431,588 shares of our common stock. The excess of the aggregate purchase price over the fair market value of the net assets acquired was approximately $32.3 million.

   From April 1, 1999 through May 11, 1999, we acquired three additional businesses, which had 1998 revenues of approximately $14.6 million, for approximately $16.6 million in cash and assumed debt. Each of these acquisitions was accounted for under the purchase method of accounting.

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

FORWARD LOOKING STATEMENTS

   Statements of our intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Certain of these factors are discussed under "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 1998.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our $225.0 million credit facility and our $10.0 million equipment credit facility. As of March 31, 1999, $54.0 million and $0 had been borrowed under the $225.0 million credit facility and the equipment credit facility, respectively. As of March 31, 1999, amounts outstanding under the $225.0 million credit facility were accruing interest at approximately 7.9% per year.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On August 7, 1998, we settled substantially all of the claims asserted against us in the four lawsuits relating to our Bourg, Louisiana landfarm. Under the terms of the settlement, we agreed to expand the buffer zone and build a berm along the western boundary of our landfarm. The cost of these actions will not be material to our operating results. The settlement did not resolve certain claims asserted against us by Acadian Shipyard, Inc., a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, we asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against us including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. We deny that we have any liability to Acadian and intend to vigorously defend against these claims. We do not believe that this action will have a material adverse effect on our business, results of operations or financial condition.

   Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. In March 1999, Romic submitted a corrective measures study for the facility to the EPA. The EPA will review the corrective measures study and select a plan for final site remediation. Based upon the information gathered from these studies, Romic's discounted estimated costs for this site are expected to be $2.3 million, paid over the next 30 years. Romic's total estimated costs for this site have been discounted for present value considerations at a rate of 5.6% and have been accrued by the Company as closure and remediation reserves and included in the condensed consolidated balance sheet at March 31, 1999. However, due to the complex, ongoing and evolving process of investigating and remediating the facility, Romic's actual costs may exceed the amount reserved.

   Prior to its acquisition by the Company, Romic had been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and agreements is as follows: Bay Area - 6.872%; Lorentz - 5.62%; and Casmalia Resources - 0.29%. Based upon the studies and remedial actions completed, Romic's discounted share of the costs for these sites is expected to be $800,000, paid over the next 10 years. Romic's total estimated costs for these sites have been discounted for present value considerations at a rate of 5.6% and have been accrued by the Company as closure and remediation reserves and included in the condensed consolidated balance sheet at March 31, 1999. However, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

   With regard to the Casmalia Resources site, if adequate funding is not obtained by the EPA from certain sources to fund additional remedial phases for which Romic and other potentially responsible parties have not been released from liability, Romic could incur additional costs of up to $400,000 which would likely be disbursed over 30 years. No reserve has been established for this loss contingency.

   Prior to its acquisition by the Company in May 1998, Waste Stream Environmental, Inc. had signed a document which purported to be a letter of intent with Pocono Grow Fertilizer Corporation relating to the development of a waste treatment and recycling facility in Eastern Pennsylvania. After the Waste Stream acquisition was completed, we notified Pocono Grow that Waste Stream did not intend to pursue the project. Pocono Grow asserted that the document was a binding agreement and that Waste Stream was in breach of the agreement. On July 14, 1998, Waste Stream filed a suit for declaratory judgment in the United States District Court for the Western District of New York asking the court to determine whether the document was binding or non-binding. On August 14, 1998, Pocono Grow filed a counterclaim against Waste Stream and a third party complaint against the Company alleging breach of contract and claiming damages in excess of $10.0 million. Waste Stream and the Company intend to vigorously defend the counterclaim and third party complaint and pursue the declaratory judgment action. We do not believe that this action will have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In February 1999, we issued 53,002 shares of our common stock to Sanders Morris Mundy, Inc. These shares were issued in accordance with the terms of two warrants that we issued to Sanders Morris in 1997 as consideration for (i) serving as a co-manager of our initial public offering, and (ii) assisting us in developing and implementing our acquisition program. Sanders Morris exercised these warrants through a "cashless exercise" by surrendering its right to purchase an additional 40,748 shares under the warrants and, therefore, we did not receive any cash proceeds in connection with the issuance of the shares. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, no public offering being involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
  No.    Description
-------  -----------

 10.41 Stock Purchase Agreement between U S Liquids, Romic Environmental Technologies Corporation, H. Michael Schneider, Peter D. Schneider, Thomas R. Schneider, Barbara Morrison, Custodian for Justin W. Morrison, Barbara Morrison, Custodian for Melissa L. Morrison, Barbara Morrison, Michael R. Schneider, Custodian for Bridgette M. Schneider, Laura Schneider, Peter D. Schneider, Custodian for Patrick Keil Schneider, Peter D. Schneider, Custodian for Keil Patrick Schneider, Thomas R. Schneider, Custodian for Jessica L. Schneider, Thomas R. Schneider, Custodian for Brandon T. Schneider, Loreen Schneider, John Morrison, and H. Michael Schneider and Lisa L. Schneider, Trustees for Schneider Living Trust dated 12/28/81 (Exhibit 2.1 to the Form 8-K filed on January 29, 1999 is hereby incorporated by reference).

 27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K.

   On January 15, 1999, we filed a report on Form 8-K disclosing our acquisition of Romic Environmental Technologies Corporation. On February 16, 1999, we amended this Form 8-K to include the financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U S LIQUIDS INC.

Date: May 12, 1999                      /s/ MICHAEL P. LAWLOR
                                        ----------------------------------------
                                        Michael P. Lawlor, Chairman and CEO

Date: May 12, 1999                      /s/ EARL J. BLACKWELL
                                        ----------------------------------------
                                        Earl J. Blackwell, Senior Vice President
                                        and Chief Financial Officer