Form 10-Q
period 1999-06-30
U S LIQUIDS INC
filed 1999-08-10
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                          Common Stock, $.01 par value
                     16,090,850 shares as of August 9, 1999

                                U S LIQUIDS INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                            Page
  Item 1- Financial Statements:

          - Condensed Consolidated Balance Sheets
            as of December 31, 1998 and June 30, 1999 (unaudited) ........    3

          - Condensed Consolidated Statements of Income for the
            three and six month periods ended June 30, 1998 and
            1999 (unaudited) .............................................    4

          - Condensed Consolidated Statements of Cash Flows for
            the six month periods ended June 30, 1998
            and 1999 (unaudited)..........................................    5

          - Notes to Condensed Consolidated Financial Statements .........    6

  Item 2- Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..........................    10

  Item 3- Quantitative and Qualitative Disclosures About Market Risk .....    17

PART II - OTHER INFORMATION

  Item 1- Legal Proceedings ..............................................    17

  Item 2- Changes in Securities and Use of Proceeds ......................    18

  Item 3- Defaults Upon Senior Securities ................................    18

  Item 4- Submission of Matters to a Vote of Security Holders ............    18

  Item 5- Other Information ..............................................    18

  Item 6- Exhibits and Reports on Form 8-K ...............................    18

Signatures ...............................................................    19

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       DECEMBER 31,      JUNE 30,
                             ASSETS                                        1998            1999
                                                                       ------------    ------------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ...................................    $      3,285    $      1,097
      Accounts receivable, less allowances of $1,677 and
        $1,786 (unaudited), respectively ..........................          29,123          42,691
      Inventories .................................................             672           1,883
      Prepaid expenses and other current assets ...................           5,416           4,517
                                                                       ------------    ------------
           Total current assets ...................................          38,496          50,188

PROPERTY, PLANT AND EQUIPMENT, net ................................          85,958         110,347
INTANGIBLE ASSETS, net ............................................         125,871         181,070
OTHER ASSETS, net .................................................           1,840           3,637
                                                                       ------------    ------------
           Total assets ...........................................    $    252,165    $    345,242
                                                                       ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term obligations .................    $      4,004    $      1,731
      Accounts payable ............................................          11,611          15,002
      Accrued liabilities .........................................          15,445          13,128
      Current portion of contract reserve .........................           4,500           4,500
                                                                       ------------    ------------
           Total current liabilities ..............................    $     35,560    $     34,361

LONG-TERM OBLIGATIONS, net of current maturities ..................          64,390          78,453
PROCESSING RESERVE ................................................           5,747           4,841
CLOSURE AND REMEDIATION RESERVES ..................................           4,952           7,938
CONTRACT RESERVE ..................................................          14,421          12,669
DEFERRED INCOME TAXES .............................................           2,151           3,778
                                                                       ------------    ------------
           Total liabilities ......................................    $    127,221    $    142,040

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued ...............................................    $         --    $         --
      Common stock, $.01 par value, 30,000,000 shares authorized,
        12,497,946 and 16,060,136 (unaudited) shares
        issued and outstanding, respectively ......................             125             161
      Additional paid-in capital ..................................         110,404         179,524
      Retained earnings ...........................................          14,415          23,517
                                                                       ------------    ------------
           Total stockholders' equity .............................    $    124,944    $    203,202
                                                                       ------------    ------------
              Total liabilities and stockholders' equity ..........    $    252,165    $    345,242
                                                                       ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                  THREE MONTHS                SIX MONTHS
                                                                                      ENDED                      ENDED
                                                                                     JUNE 30,                   JUNE 30,
                                                                               ---------------------     ----------------------
                                                                                 1998         1999         1998         1999
                                                                               --------     --------     --------     ---------
REVENUES ..................................................................    $ 27,973     $ 58,695     $ 40,316     $ 113,997
OPERATING EXPENSES ........................................................      17,919       39,226       24,930        76,831
DEPRECIATION AND AMORTIZATION .............................................       2,038        3,992        3,026         7,552
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ...............................................................       3,405        5,733        4,872        11,208
                                                                               --------     --------     --------     ---------

INCOME FROM OPERATIONS ....................................................    $  4,611     $  9,744     $  7,488     $  18,406
INTEREST EXPENSE, net .....................................................       1,244        1,443        1,590         3,056
OTHER INCOME, net .........................................................        (163)        (115)        (168)         (211)
                                                                               --------     --------     --------     ---------

INCOME BEFORE PROVISION FOR INCOME TAXES ..................................    $  3,530     $  8,416     $  6,066     $  15,561
PROVISION FOR INCOME TAXES ................................................       1,447        3,494        2,449         6,459
                                                                               --------     --------     --------     ---------

NET INCOME ................................................................    $  2,083     $  4,922     $  3,617     $   9,102
                                                                               ========     ========     ========     =========

BASIC EARNINGS PER COMMON SHARE ...........................................    $   0.23     $   0.31     $   0.43     $    0.62
                                                                               ========     ========     ========     =========

DILUTED EARNINGS PER COMMON AND COMMON

   EQUIVALENT SHARE .......................................................    $   0.20     $   0.29     $   0.37     $    0.57
                                                                               ========     ========     ========     =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ................................       9,228       15,927        8,338        14,747
                                                                               ========     ========     ========     =========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING ..........................................      10,610       17,242        9,675        16,091
                                                                               ========     ========     ========     =========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 SIX MONTHS
                                                                                    ENDED
                                                                                   JUNE 30,
                                                                              1998         1999
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................    $  3,617     $  9,102
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization ......................................       3,026        7,552
    Net gain on sale of property, plant, and equipment .................         (60)         (82)
    Deferred income tax provision ......................................         419        1,579
   Changes in operating assets and liabilities, net of amounts acquired:
    Accounts receivable, net ...........................................      (5,210)      (7,324)
    Inventories ........................................................         618         (506)
    Prepaid expenses and other current assets ..........................      (1,312)       1,828
    Intangible assets, net .............................................        (497)        (488)
    Other assets .......................................................        (253)      (1,395)
    Accounts payable and accrued liabilities ...........................       1,165       (8,272)
    Closure, remediation and processing reserves .......................        (503)      (2,188)
                                                                            --------     --------
        Net cash provided by (used in) operating activities ............      $1,010     $   (194)
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..........................    $ (4,267)    $ (7,937)
   Proceeds from sale of property, plant and equipment .................         109          670
   Net cash paid for acquisitions ......................................     (68,760)     (60,015)
                                                                            --------     --------
        Net cash used in investing activities ..........................    $(72,918)    $(67,282)
                                                                            --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations .....................      76,160       72,147
   Principal payments on long-term obligations .........................     (58,191)     (63,586)
   Proceeds from additional public offering of common stock, net of
    offering costs .....................................................      60,916       56,659
   Proceeds from exercise of stock options .............................          17           68
                                                                            --------     --------
        Net cash provided by financing activities ......................    $ 78,902     $ 65,288
                                                                            --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................    $  6,994     $ (2,188)
                                                                                         --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................       2,203        3,285
                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................    $  9,197     $  1,097
                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest...............................................    $  1,593     $  3,062
   Cash paid for income taxes...........................................       2,724        4,340
   Assets acquired under capital leases.................................         -          1,187
   Common stock, warrants and options issued for acquisitions...........       2,983       12,428
   Liabilities assumed related to acquisitions..........................       1,226        3,229

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

2. INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1998 and June 30, 1999, consisted of processed by-products of $378,000 and $1,485,000, respectively, and unprocessed by-products of $294,000 and $398,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3. DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                    JUNE 30,           JUNE 30,
                                                               1998        1999     1998      1999
                                                              -------    -------   ------    ------
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
Operating expenses ........................................    $1,869    $3,779    $2,793    $7,133
Selling, general and administrative expenses ..............       169       213       233       419
                                                              -------    -------   ------    ------
       Total depreciation and amortization expenses .......    $2,038    $3,992    $3,026    $7,552
                                                              =======    =======   ======    ======

4. EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 1998 and 1999, respectively, is illustrated below:

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     --------------------------    -------------------------
                                                        1998           1999           1998          1999
                                                     -----------    -----------    ----------    -----------
                                                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                          (UNAUDITED)
Numerator:
      For basic and diluted earnings per share --
      Income available to common stockholders ...    $     2,083    $     4,922    $    3,617    $     9,102
                                                     ===========    ===========    ==========    ===========
Denominator:
      For basic earnings per share --
      Weighted-average shares ...................      9,227,864     15,926,915     8,338,329     14,746,541
                                                     -----------    -----------    ----------    -----------
Effect of dilutive securities:
      Stock options and warrants ................      1,381,940      1,315,413     1,336,844      1,344,256
                                                     -----------    -----------    ----------    -----------
Denominator:
      For diluted earnings per share --
      Weighted-average shares and
      assumed conversions .......................     10,609,804     17,242,328     9,675,173     16,090,797
                                                     ===========    ===========    ==========    ===========

5. NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires companies to recognize all derivative instruments as assets or liabilities in the balance sheet and to measure those instruments at fair value. SFAS No. 133 must be adopted by the Company no later than January 1, 2001, although earlier application is permitted. We are currently evaluating the potential impact of implementing SFAS No. 133.

6. ACQUISITIONS

1999 ACQUISITIONS

During the six months ended June 30, 1999, we acquired fifteen businesses engaged in the collection, processing and disposal of liquid wastes for approximately $58.7 million in cash and assumed debt, 623,825 shares of our common stock and $290,000 of seller financing. In addition, we agreed in connection with certain transactions to make additional payments of cash to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Each of these acquisitions was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $57.1 million.

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


                                                 SIX MONTHS ENDED JUNE 30,
                                        --------------------------------------
                                            1998                      1999
                                        -----------                -----------
                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                      (UNAUDITED)
Revenues ............................   $   127,881                $   122,161
Net income ..........................         6,805                     10,201
Basic earnings per common share .....          0.43                       0.64
Diluted earnings per common share ...          0.39                       0.59


The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offerings been consummated at the beginning of the periods presented.

7. LEGAL PROCEEDINGS

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

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") has proposed to terminate the discharge permit held by Re-Claim Environmental Louisiana, LLC, a wholly-owned subsidiary of the Company. A termination of this permit would require Re-Claim to cease its current practice of discharging wastewater and other materials into waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, Re-Claim's failure to comply with the terms of its permit, two releases (spills) that occurred at the Re-Claim facility and Re-Claim's acceptance and processing of hazardous materials not covered by the terms of its permit. We are attempting to negotiate a resolution with the LDEQ which may include a fine, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the Re-Claim facility. We believe that the ultimate outcome of this matter will not have a material adverse effect on our business, results of operations or financial condition.

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of our business, we become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements. From time to time, we pay fines or penalties in governmental proceedings relating to our operations. We believe that these matters will not have a material adverse effect on our business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies or other factors could materially alter this expectation at any time.

The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses, some of which are addressed in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.

8. SEGMENT INFORMATION

We operate with two business segments -- Oilfield Waste and Wastewater.

The Oilfield Waste segment processes and disposes of waste that is generated in the exploration for and production of oil and natural gas. In addition, the Oilfield Waste segment cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

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

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on income from operations before such expenses.

The following is a summary of key business segment information:


                                        THREE MONTHS             SIX MONTHS
                                       ENDED JUNE 30           ENDED JUNE 30,
                                    -------------------     --------------------
                                      1998       1999        1998         1999
                                    -------     -------     -------     --------
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)
Revenue --
   Oilfield Waste .............     $ 3,372     $ 5,157     $ 8,387     $  9,982
   Wastewater .................      24,601      53,538      31,929      104,015
                                    -------     -------     -------     --------
      Total ...................     $27,973     $58,695     $40,316     $113,997
                                    =======     =======     =======     ========

Income from operations --
   Oilfield Waste .............     $ 1,198     $ 2,563     $ 3,249     $  4,727
   Wastewater .................       3,413       7,181       4,239       13,679
                                    -------     -------     -------     --------
       Total ..................     $ 4,611     $ 9,744     $ 7,488     $ 18,406
                                    =======     =======     =======     ========

                                                  DECEMBER 31,          JUNE 30,
                                                     1998                 1999
                                                  ------------          --------
                                                          (IN THOUSANDS)
Identifiable assets --                                               (UNAUDITED)
 Oilfield Waste ...............................       $ 33,513          $ 36,296
 Wastewater ...................................        211,702           303,903
 Corporate ....................................          6,950             5,043
                                                  ------------          --------
    Total .....................................       $252,165          $345,242
                                                  ============          ========

9. CREDIT FACILITIES

We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. We do not believe that these restrictions will have a material adverse effect on our ability to fulfill our current acquisition program. The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 1999, we had borrowed approximately $75.0 million under the credit facility.

We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of June 30, 1999, $1.2 million was outstanding under this equipment credit facility.

10. SUBSEQUENT EVENTS

From July 1, 1999 through August 9, 1999, we acquired three additional businesses, which had 1998 revenues of approximately $7.1 million, for approximately $4.9 million in cash and assumed debt, 20,833 shares of our common stock and $3.0 million of seller financing. Each of these acquisitions was accounted for under the purchase method of accounting.

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

The Wastewater Division generated $53.5 million, or 91.2%, of our revenues for the quarter ended June 30, 1999. This Division derives revenues from two principal sources: fees received for collecting and processing liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages, and certain hazardous wastes) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

On December 31, 1998, we sold to a company owned by Thomas B. Blanton, a director of the Company at the time of the sale, substantially all of the assets used in the distribution of various grades of fats, oils and feed proteins. These by-products had previously been sold by the Company to producers of livestock feed and various chemicals located in Mexico. The purchase price for these assets was approximately $1.7 million, of which approximately $1.1 million was paid in March 1999. The remainder of the purchase price is payable in monthly installments continuing through February 1, 2004. In connection with this sale, we also agreed, for a period of one year, to sell to Mr. Blanton's company all fats, oils and feed proteins that we recover from certain waste streams and that conform to certain specifications. Mr. Blanton's company may extend this supply agreement for four additional one-year terms. We believe that the terms of this transaction, on which we recognized a small gain for income tax purposes, were as favorable to us as could have been negotiated with an unaffiliated party.

The Oilfield Waste Division generated $5.2 million, or 8.8%, of our revenues for the quarter ended June 30, 1999. This Division derives revenues from fees charged to customers for (i) processing and disposing of oil and gas exploration and production waste, and (ii) cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Wastewater Division.

Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division. As previously disclosed, in September 1998, we entered into a new 33-month agreement with Newpark. In this agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $6.0 million in 1998, $3.0 million during the first quarter of 1999, and an additional $3.0 million during the second quarter of 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. These monthly payments permit Newpark to deliver to us at no additional cost specified amounts of oilfield waste for processing and disposal. With our consent, Newpark may deliver additional amounts of oilfield waste to us for processing and disposal at a specified price per barrel.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 12.3% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

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

The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Revenues for the quarter ended June 30, 1999 increased $30.7 million, or 109.8%, from $28.0 million for the quarter ended June 30, 1998 to $58.7 million for the quarter ended June 30, 1999. The Wastewater Division contributed $24.6 million, or 87.9%, of second quarter 1998 revenues and $53.5 million, or 91.2%, of second quarter 1999 revenues. Collection and processing fees generated $18.2 million, or 74.0%, and $45.5 million, or 85.1%, of the Wastewater Division's revenues for the second quarters of 1998 and 1999, respectively. This increase was due primarily to acquisitions completed during 1998 and the first six months of 1999. The "same store" revenues for collection and processing of waste increased due to increased pricing and increased volumes. By-product sales generated the remaining $6.4 million, or 26.0%, and $8.0 million, or 14.9%, of the Wastewater Division's revenues for the second quarters of 1998 and 1999, respectively. Revenues from the sale of by-products increased $1.7 million, or 27.9%, as a result of acquisitions completed during the second half of 1998 and during the first six months of 1999; however, revenues from the sale of fats and oils decreased approximately $2.3 million due to a reduction in commodities prices and the sale of the fats and oils distribution business.

The Oilfield Waste Division contributed $3.4 million, or 12.1%, of second quarter 1998 revenues and $5.2 million, or 8.8%, of second quarter 1999 revenues. The Oilfield Waste Division's revenues increased $1.8 million, or 52.9%, due primarily to the restructuring of our agreement with Newpark, as well as Newpark's delivery to us during the initial twelve months of our agreement of amounts of oilfield waste in excess of the annual amount specified in our agreement. The excess amounts were delivered to us during second quarter 1999 and, thus, the fees charged for processing and disposing of the excess amounts were included in second quarter 1999 revenues.

OPERATING EXPENSES. Operating expenses increased $21.3 million, or 118.9%, from $17.9 million for the quarter ended June 30, 1998 to $39.2 million for the quarter ended June 30, 1999. As a percentage of revenues, operating expenses increased from 64.1% in the second quarter of 1998 to 66.8% in the second quarter of 1999. This increase was due primarily to the continued growth of the Wastewater Division, which has higher operating expenses than the Oilfield Waste Division.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.0 million, or 95.9%, from $2.0 million for the quarter ended June 30, 1998 to $4.0 million for the quarter ended June 30, 1999. As a percentage of revenues, depreciation and amortization expenses decreased from 7.3% in the second quarter of 1998 to 6.8% in the second quarter of 1999. This decrease was also attributable to the continued growth of the Wastewater Division, whose operations are less capital-intensive than the Oilfield Waste Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.3 million, or 68.4%, from $3.4 million for the quarter ended June 30, 1998 to $5.7 million for the quarter ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses were 12.2% for the second quarter of 1998 and 9.8% for the second quarter of 1999.

This improvement was attributable to our ability to integrate business acquisitions without a proportionate increase in general and administrative expenses.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $247,000, or 22.8%, from $1.1 million for the quarter ended June 30, 1998 to $1.3 million for the quarter ended June 30, 1999. This increase resulted from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in the second half of 1998 and the first six months of 1999, as well as higher interest rates.

INCOME TAXES. The provision for income taxes increased $2.1 million, or 141.5%, from $1.4 million for the quarter ended June 30, 1998 to $3.5 million for the quarter ended June 30, 1999 as a result of increased taxable income. The effective tax rate for the period ended June 30, 1998 was 41.0% compared to a 41.5% rate for the period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1998 AND 1999

REVENUES. Revenues for the six month period ended June 30, 1999 increased $73.7 million, or 182.8%, from $40.3 million for the six months ended June 30, 1998 to $114.0 million for the six months ended June 30, 1999. The Wastewater Division contributed $31.9 million, or 79.2%, of revenues for the six months ended June 30, 1998 and $104.0 million, or 91.2%, of revenues for the six months ended June 30, 1999. Collection and processing fees generated $22.4 million, or 70.3%, and $86.5 million, or 83.2%, of the Wastewater Division's revenues for the six month periods ended June 30, 1998 and 1999, respectively. By-product sales generated the remaining $9.5 million, or 29.7%, and $17.5 million, or 16.8%, of the Wastewater Division's revenues for the 1998 and 1999 periods, respectively. The Oilfield Waste Division contributed $8.4 million, or 20.8%, of revenues for the six month period ended June 30, 1998 and $10.0 million, or 8.8%, of revenues for the six month period ended June 30, 1999.

The revenues of the Wastewater Division increased $72.1 million, or 225.8%, from $31.9 million for the six months ended June 30, 1998 to $104.0 million for the six months ended June 30, 1999. This increase was due primarily to acquisitions completed during the second half of 1998 and the first six months of 1999. The Oilfield Waste Division's revenues increased $1.6 million, or 19.0%, from $8.4 million for the six months ended June 30, 1998 to $10.0 million for the six months ended June 30, 1999. This increase resulted primarily from the restructuring of our agreement with Newpark, as well as Newpark's delivery to us during the initial twelve months of our agreement of amounts of oilfield waste in excess of the annual amount specified in our agreement. The excess amounts were delivered to us during second quarter 1999 and, thus, the fees charged for processing and disposing of the excess amounts were included in second quarter 1999 revenues.

OPERATING EXPENSES. Operating expenses increased $51.9 million, or 208.2%, from $24.9 million for the six months ended June 30, 1998 to $76.8 million for the six months ended June 30, 1999. As a percentage of revenues, operating expenses increased from 61.8% for the six month period ended June 30, 1998 to 67.4% for the six month period ended June 30, 1999. This increase was due primarily to the continued growth of the Wastewater Division, which has higher operating expenses than the Oilfield Waste Division.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $4.6 million, or 149.6%, from $3.0 million for the six months ended June 30, 1998 to $7.6 million for the six months ended June 30, 1999. As a percentage of revenues, depreciation and amortization expenses decreased from 7.5% for the six month period ended June 30, 1998 to 6.6% for the six month period ended June 30, 1999. This decrease was also attributable to the continued growth of the Wastewater Division, whose operations are less capital-intensive than the Oilfield Waste Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $6.3 million, or 130.0%, from $4.9 million for the six months ended June 30, 1998 to $11.2 million for the six months ended June 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 12.1% for the six month period ended June 30, 1998 to 9.8% for the six month period ended June 30, 1999. This improvement was attributable to our ability to integrate business acquisitions without a proportionate increase in general and administrative expenses.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $1.4 million, or 100.1%, from $1.4 million for the six months ended June 30, 1998 to $2.8 million for the six months ended June 30, 1999. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in the second half of 1998 and the first six months of 1999, as well as higher interest rates.

INCOME TAXES. The provision for income taxes increased $4.1 million, or 163.7%, from $2.4 million for the six months ended June 30, 1998 to $6.5 million for the six months ended June 30, 1999 as a result of increased taxable income. The effective tax rate for the six months ended June 30, 1998 was 40.4%, compared to a 41.5% rate for the six months ended June 30, 1999. This increase was due primarily to state income taxes associated with acquisitions completed during 1998 and the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

In March 1999, we completed a public offering of 3,000,000 shares of our common stock, which offering included 125,000 shares offered by an existing stockholder. The $56.7 million of net proceeds that we received from the 2,875,000 shares that we sold in this offering were applied against the outstanding balance of our credit facility, the vast majority of which indebtedness was incurred in connection with acquisitions completed in 1998 and 1999.

We had net working capital of $15.8 million at June 30, 1999, compared to net working capital of $2.9 million at December 31, 1998. Improvement in the working capital position was attributable primarily to an increase in accounts receivable resulting in part from 1999 acquisitions and to a decrease in current maturities of long-term obligations and accrued acquisition costs.

Our capital requirements for our continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At June 30, 1999, approximately $1.7 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months and the six months ended June 30, 1999 were $3.8 million and $7.9 million, respectively. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last two quarters of 1999 are budgeted at approximately $6.7 million. Approximately $6.4 million of this amount is budgeted to be invested in the Wastewater Division for plant expansions, equipment and vehicle upgrades. The remaining amounts are budgeted to be invested in the Oilfield Waste Division for equipment.

At June 30, 1999, we had established a $4.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on our estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $5.7 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closures of facilities. In addition, at June 30, 1999, we had also established a $3.0 million reserve to provide for (i) the cost to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and (ii) our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.

We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. We do not believe that these restrictions will have a material adverse effect on our ability to fulfill our current acquisition program. The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 1999, we had borrowed approximately $75.0 million under the credit facility. Between July 1, 1999 and August 9, 1999, we had net borrowing activity of $1.5 million under the credit facility, the vast majority of which was used to fund the cash purchase price of acquisitions.

We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of June 30, 1999 and as of the date of this report, $1.2 million was outstanding under this equipment credit facility.

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

In certain of our acquisitions, we agreed to pay additional consideration to the owners of the acquired business if the future pre-tax earnings of the acquired business exceed certain negotiated levels or other specified events occur. To the extent that any contingent consideration is required to be paid in connection with an acquisition, we anticipate that the cash flows of the acquired business will be sufficient to pay the cash component of the contingent consideration.

ACQUISITIONS

During the three months ended June 30, 1999, we acquired eight businesses, which collectively had 1998 revenues of approximately $26.8 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these eight acquisitions involved approximately $22.7 million in cash and assumed debt and 192,237 shares of our common stock. In addition, we agreed in connection with certain transactions to make additional payments of cash to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. The excess of the aggregate purchase price over the fair market value of the net assets acquired was approximately $24.8 million. Six of the acquisitions were "tuck-ins" in our existing markets. The seventh acquisition, Royal Recycling, included a liquid waste processing facility and marked our first acquisition in Canada. The remaining acquisition, A&A Environmental, also included a liquid waste processing facility and provided us entry into the Maryland market.

From July 1, 1999 through August 9, 1999, we acquired three additional businesses, which had 1998 revenues of approximately $7.1 million, for approximately $1.5 million in cash and assumed debt, 20,833 shares of our common stock and $3.0 million of seller financing. Each of these acquisitions was accounted for under the purchase method of accounting.

YEAR 2000

     GENERAL. The Year 2000 issue exists because many computer programs use only two digits to identify a year in the date field rather than four digits. Because of this, computer equipment and software (sometimes referred to as "information technology" or "IT") and devices with embedded technology (sometimes referred to as "non-information technology" or "non-IT") that are time sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, production delays or breakdowns, or a temporary inability to process transactions, send invoices or engage in other normal business activities.

     Our Year 2000 compliance program consists of three phases: identification and assessment; remediation; and testing. For any given system the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation and, finally, to testing our solutions. However, as we acquire additional businesses, each information technology and non-information technology system of the acquired business must be independently identified and assessed. As a result, all three phases of our Year 2000 compliance program may occur simultaneously as they relate to different systems. Each phase may have a varying timetable to completion, depending on the system and the date when a particular business was acquired by us.

     STATE OF READINESS. As of the date of this report, we have completed the identification and assessment of all of our information technology systems (excepting those of recently acquired businesses), and those systems address or have been modified to address Year 2000 issues. We are in the identification and assessment phase with respect to non-information technology systems of currently-owned businesses. We believe there is a minimal amount of dependence by our critical operations on non-information technology systems. However, since we have not completed our identification and assessment of the non-information technology systems of our currently-owned businesses, there can be no assurance that Year 2000 problems do not exist with respect to such systems. We expect to complete all phases of our Year 2000 compliance program for our non-information technology systems (excepting those of recently acquired businesses) by the end of the third quarter of 1999.

     With respect to third party activities, we have made inquiries of our significant customers, suppliers and service providers and, at the present time, are not aware of any problems that will materially impact our operations. However, we have no means of insuring that these customers, suppliers and service providers (and in turn their customers, suppliers and service providers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on our operations.

     As we acquire additional businesses, we attempt to assess Year 2000 issues relating to their information technology and non-information technology systems. Since our acquisition program is ongoing, our assessment of potential Year 2000 problems is not complete and, likely, will not be complete prior to the end of the year. As such, there can be no assurance that the systems of newly acquired businesses will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant will not have a material adverse effect on our business or results of operations.

     COSTS TO ADDRESS YEAR 2000 ISSUES. Our costs to date for our Year 2000 compliance program have not been material. Although we have not completed our assessment of our non-information technology systems, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

     RISKS OF THE COMPANY'S YEAR 2000 ISSUE. Our worst case scenarios resulting from the Year 2000 issue include:

     o Interruptions in our customers' operations which could prevent them from using our services or paying for services rendered.

     o Disruptions to our utilities and other service providers (including, without limitation, rail service to and from certain of our facilities) which could prevent our waste processing facilities from operating in the normal course of business.

     o Failure to convert all of the information technology systems of the businesses we acquire during 1999 to our system prior to the Year 2000 which could prevent these locations from being integrated into the rest of our operations.

     CONTINGENCY PLANS. Our Year 2000 efforts are ongoing and our overall plan, as well as the consideration of contingency plans, will continue to evolve as new information becomes available. We do not anticipate that the Year 2000 will have a significant impact on our operations; however, contingency plans for Year 2000 related interruptions are being developed and will include emergency backup and recovery procedures for lost data, manual invoicing, billing and collection procedures and identification of alternate transportation providers. All plans are expected to be completed by the end of the third quarter of 1999. These activities are intended to provide a means of managing risks, but cannot eliminate the potential for disruption due to third-party failure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our $225.0 million credit facility and our $10.0 million equipment credit facility. As of June 30, 1999, $75.0 million and $1.2 million had been borrowed under the $225.0 million credit facility and the equipment credit facility, respectively. As of June 30, 1999, amounts outstanding under the $225.0 million credit facility were accruing interest at approximately 7.8% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 7.7% per year.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") has proposed to terminate the discharge permit held by Re-Claim Environmental Louisiana, LLC, a wholly-owned subsidiary of the Company. A termination of this permit would require Re-Claim to cease its current practice of discharging wastewater and other materials into waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, Re-Claim's failure to comply with the terms of its permit, two releases (spills) that occurred at the Re-Claim facility and Re-Claim's acceptance and processing of hazardous materials not covered by the terms of its permit. We are attempting to negotiate a resolution with the LDEQ which may include a fine, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the Re-Claim facility. We believe that the ultimate outcome of this matter will not have a material adverse effect on our business, results of operations or financial condition.

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of our business, we become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements. From time to time, we pay fines or penalties in governmental proceedings relating to our operations. We believe that these matters will not have a material adverse effect on our business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies or other factors could materially alter this expectation at any time.

The Company and certain of its subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses, some of which are addressed in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 1999, the annual meeting of stockholders of the Company was held in Houston, Texas. The items of business considered at the annual meeting were as follows:

     (1) the election of John N. Hatsopoulos and William A. Rothrock IV to serve as directors of the Company for a term of three years; and

     (2) the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 1999.

     At the annual meeting, 12,776,618 shares were voted FOR the election of John N. Hatsopoulos and 202,304 shares were voted AGAINST; 12,777,353 shares were voted FOR the election of William A. Rothrock IV and 201,569 shares were voted AGAINST; 13,118,756 shares were voted FOR the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 1999; 73,786 shares were voted AGAINST; and 17,442 shares ABSTAINED.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
   NO.    DESCRIPTION

  27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U S LIQUIDS INC.

Date: August 9, 1999                    /S/ MICHAEL P. LAWLOR
                                        --------------------------------------
                                        Michael P. Lawlor, Chairman and CEO

Date: August 9, 1999                    /S/ EARL J. BLACKWELL
                                        --------------------------------------
                                        Earl J. Blackwell, Senior Vice President
                                        and Chief Financial Officer