Form 10-Q
period 1999-09-30
U S LIQUIDS INC
filed 1999-11-15
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 1999

                                            or

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

                          Common Stock, $.01 par value
                    15,730,868 shares as of November 11, 1999

                                U S LIQUIDS INC.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

PART I - FINANCIAL INFORMATION
                                                                           Page
  Item 1- Financial Statements:
        - Condensed Consolidated Balance Sheets as
          of December 31, 1998 and September 30, 1999 (unaudited)........   3
        - Condensed Consolidated Statements of Income for the
          three and nine month periods ended September 30, 1998 and
          1999 (unaudited)...............................................   4
        - Condensed Consolidated Statement of Stockholders' Equity.......   5
        - Condensed Consolidated Statements of Cash Flows for
          the nine month periods ended September 30, 1998
          and 1999 (unaudited)...........................................   6
        - Notes to Condensed Consolidated Financial Statements...........   7
  Item 2- Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   14
  Item 3- Quantitative and Qualitative Disclosures About Market Risk.....   21

PART II - OTHER INFORMATION

  Item 1- Legal Proceedings..............................................   21

  Item 2- Changes in Securities and Use of Proceeds......................   23

  Item 3- Defaults Upon Senior Securities................................   24

  Item 4- Submission of Matters to a Vote of Security Holders............   24

  Item 5- Other Information..............................................   24

  Item 6- Exhibits and Reports on Form 8-K...............................   24

Signatures...............................................................   25

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           DECEMBER 31,  SEPTEMBER 30,
                ASSETS                                        1998           1999
                                                            --------      ---------
                                                                         (UNAUDITED)
CURRENT ASSETS:
      Cash and cash equivalents ........................    $  3,285       $    470
      Accounts receivable, less allowances of $1,677 and
        $2,843 (unaudited), respectively ...............      29,123         44,702
      Inventories ......................................         672          1,828
      Prepaid expenses and other current assets ........       5,416          7,993
                                                            --------       --------
           Total current assets ........................      38,496         54,993

PROPERTY, PLANT AND EQUIPMENT, net .....................      85,958        114,743
INTANGIBLE ASSETS, net .................................     125,871        188,291
OTHER ASSETS, net ......................................       1,840          3,257
                                                            --------       --------
           Total assets ................................    $252,165       $361,284
                                                            ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current maturities of long-term obligations ......    $  4,004       $  4,140
      Accounts payable .................................      11,611         16,657
      Accrued liabilities ..............................      15,445         19,861
      Current portion of contract reserve ..............       4,500          4,492
                                                            --------       --------
           Total current liabilities ...................    $ 35,560       $ 45,150

LONG-TERM OBLIGATIONS, net of current maturities .......      64,390         92,643
PROCESSING RESERVE .....................................       5,747          4,385
CLOSURE AND REMEDIATION RESERVES .......................       4,952          7,899
CONTRACT RESERVE .......................................      14,421         11,597
DEFERRED INCOME TAXES ..................................       2,151          3,778
                                                            --------       --------
           Total liabilities ...........................    $127,221       $165,452

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 5,000,000
      shares authorized, none issued ...................    $   --         $   --
      Common stock, $.01 par value, 30,000,000
      shares authorized, 12,497,946 and 15,730,868
      (unaudited) shares issued and outstanding,
      respectively ....................................          125            157
      Additional paid-in capital .......................     110,404        176,988
      Foreign currency translation adjustment ..........        --                4
      Retained earnings ................................      14,415         18,683
                                                            --------       --------
      Total stockholders' equity .......................    $124,944       $195,832
                                                            --------       --------
             Total liabilities and
             stockholders' equity ......................    $252,165       $361,284
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

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                      THREE MONTHS               NINE MONTHS
                                                         ENDED                      ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                 -----------------------     -----------------------
                                                   1998          1999          1998          1999
                                                 ---------     ---------     ---------     ---------
REVENUES ....................................    $  37,547     $  59,002     $  77,860     $ 172,999
OPERATING EXPENSES ..........................       23,937        43,069        49,228       119,899
DEPRECIATION AND AMORTIZATION ...............        2,628         4,419         5,698        11,971
SPECIAL CHARGE (NOTE 2) .....................         --          10,254          --          10,254
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES .................................        4,478         6,518         8,968        17,725
                                                 ---------     ---------     ---------     ---------
INCOME/(LOSS)  FROM OPERATIONS ..............    $   6,504     $  (5,258)    $  13,966     $  13,150
INTEREST EXPENSE, net .......................          746         1,673         2,310         4,730
OTHER INCOME, net ...........................          (66)         (105)         (235)         (316)
                                                 ---------     ---------     ---------     ---------
INCOME/(LOSS)  BEFORE PROVISION/(BENEFIT) FOR
    INCOME TAXES ............................    $   5,824     $  (6,826)    $  11,891     $   8,736
PROVISION/(BENEFIT) FOR INCOME TAXES ........        2,386        (1,991)        4,835         4,468
                                                 ---------     ---------     ---------     ---------
NET INCOME/(LOSS) ...........................    $   3,438     $  (4,835)     $ 7,056      $   4,268
                                                 =========     =========     =========     =========
BASIC EARNINGS/(LOSS) PER COMMON SHARE ......    $    0.28     $   (0.30)    $    0.73     $    0.28
                                                 =========     =========     =========     =========
DILUTED EARNINGS/(LOSS) PER COMMON AND
COMMON EQUIVALENT SHARE .....................    $    0.26     $   (0.30)    $    0.64     $    0.26
                                                 =========     =========     =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..       12,149        16,027         9,623        15,178
                                                 =========     =========     =========     =========
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING ............       13,474        16,027        10,956        16,435
                                                 =========     =========     =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                U S LIQUIDS INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                            CUMULATIVE
                                                                           ADDITIONAL         OTHER                      TOTAL
                                        COMPREHENSIVE      COMMON STOCK       PAID-IN      COMPREHENSIVE   RETAINED   STOCKHOLDERS'
                                            INCOME       SHARES     AMOUNT    CAPITAL         INCOME       EARNINGS      EQUITY
                                        -------------    ------     ------   ----------    -------------   --------   -------------

BALANCE AT DECEMBER 31, 1998                             12,497      $125     $110,404         $ --         $14,415     $124,944

Issuance of common stock
  Proceeds from sale of common stock..                    2,875        29       56,630                                    56,659
  Common stock issued for acquisitions                      636         6       12,846                                    12,852
  Exercise of stock options and
    warrants..........................                      109         1          104                                       105
Cancellation of common stock..........                     (386)       (4)      (2,996)                                   (3,000)
Comprehensive income:
  Foreign currency translation
    adjustments.......................      $    4                                                  4                          4
  Net income..........................       4,268                                                            4,268        4,268
                                            ------
                                            $4,272          --        --           --             --           --            --
                                            ======       ------      ----      --------         -----       -------     --------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED)                15,731      $157      $176,988         $   4       $18,683     $195,832
                                                         ======      ====      ========         =====       =======     ========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS
                                                                                    ENDED
                                                                                SEPTEMBER  30,
                                                                            ---------------------
                                                                              1998         1999
                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................    $  7,056     $  4,268
   Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ......................................       5,698       11,971
    Net gain on sale of property, plant, and equipment .................        (115)        (137)
    Deferred income tax provision ......................................       1,539        1,645
   Changes in operating assets and liabilities, net of effects of acquisitions:
    Accounts receivable, net ...........................................      (7,254)      (8,336)
    Inventories ........................................................         499         (360)
    Prepaid expenses and other current assets ..........................      (2,655)      (1,627)
    Intangible assets, net .............................................        --           (399)
    Other assets .......................................................        (966)      (1,297)
    Accounts payable and accrued liabilities ...........................       3,423       (1,148)
    Closure, remediation and processing reserves .......................      (1,346)      (2,683)
                                                                            --------     --------
        Net cash provided by operating activities ......................    $  5,879     $  1,897
                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment ..........................    $ (7,432)    $(13,140)
   Proceeds from sale of property, plant and equipment .................         268          994
   Net cash paid for acquisitions ......................................     (79,213)     (68,495)
                                                                            --------     --------
         Net cash used in investing activities .........................    $(86,377)    $(80,641)
                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations .....................      81,826       88,020
   Principal payments on long-term obligations .........................     (59,558)     (65,859)
   Repurchase and cancellation of common stock .........................        --         (3,000)
   Proceeds from additional public offering of common stock, net of
    offering costs .....................................................      60,752       56,659
   Proceeds from exercise of stock options .............................         102          105
                                                                            --------     --------
           Net cash provided by financing activities ...................    $ 83,122     $ 75,925
                                                                            --------     --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS.....        --              4

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................    $  2,624     $ (2,815)
                                                                                         --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................       2,203        3,285
                                                                            --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................    $  4,827     $    470
                                                                            ========     ========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest ..............................................    $  2,266     $  4,696
   Cash paid for income taxes ..........................................       3,050        5,441
   Assets acquired under capital leases ................................        --          1,385
   Assets acquired with stock and warrants .............................      30,058       12,852
   Notes issued or assumed related to acquisitions .....................       8,771        6,229

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

2. SPECIAL CHARGE

In conjunction with an environmental investigation conducted by regulatory authorities at our Detroit facility, we undertook a comprehensive environmental review of all of our operations. As a result of this review, at September 30, 1999, we recorded a one-time special charge in the amount of $10.3 million. The components of this special charge consisted of: (i) $3.2 million for disposal of PCB contaminated materials improperly delivered to our Detroit facility, the decontamination of certain of our equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities, (ii) $3.0 million for disposal of liquid waste received by our Shreveport, Louisiana facility, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, (iii) $1.7 million for legal and professional fees we have incurred or expect to incur for matters arising in connection with the governmental proceedings relating to our Detroit and Shreveport facilities and the purported securities class actions and shareholder derivative action described in note 8, (iv) $1.0 million for the cleanup of a spill at our Shreveport facility caused by an act of vandalism, (v) $813,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit facility, the temporary cap on our revolving credit facility described in note 10 and its related effects on our acquisition program, (vi) $434,000 for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur, and (vii) $139,000 for other costs related to the operations of our Detroit and Shreveport facilities. This special charge reduced net income by $6.7 million (net of tax), or $0.42 per share, for the quarter ended September 30,1999.

3. INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1998 and September 30, 1999, consisted of processed by-products of $378,000 and $1,295,000, respectively, and unprocessed by-products of $294,000 and $533,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

4. DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                       ------------------    ------------------
                                                        1998       1999       1998       1999
                                                       -------    -------    -------    -------
                                                                   (IN THOUSANDS)
                                                                    (UNAUDITED)
Operating expenses ................................    $ 2,264    $ 4,151    $ 4,931    $11,284
Selling, general and administrative expenses ......        364        268        767        687
                                                       -------    -------    -------    -------
       Total depreciation and amortization expenses    $ 2,628    $ 4,419    $ 5,698    $11,971
                                                       =======    =======    =======    =======

5. EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 1998 and 1999, respectively, is illustrated below:

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  SEPTEMBER 30,                  SEPTEMBER 30,
                                           --------------------------     --------------------------
                                              1998           1999            1998           1999
                                           -----------    -----------     -----------    -----------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                  (UNAUDITED)
Numerator:
      For basic and diluted earnings
      per share -- Income/(loss)
      available to common stockholders     $     3,438         (4,835)    $     7,056    $     4,268
                                           ===========    ===========     ===========    ===========
Denominator:
      For basic earnings per share --
      Weighted-average shares .........     12,149,125     16,027,318       9,622,553     15,178,158
                                           -----------    -----------     -----------    -----------
Effect of dilutive securities:
      Stock options and warrants ......      1,324,856        --            1,333,076      1,256,452
                                           -----------    -----------     -----------    -----------
Denominator:
      For diluted earnings per share --
      Weighted-average shares and
      assumed conversions .............     13,473,981     16,027,318      10,955,629     16,434,610
                                           ===========    ===========     ===========    ===========

The effect of employee stock options and warrants has been excluded from the calculation of diluted earnings per share for the three months ended September 30, 1999 because such effect would be antidilutive.

6. NEW ACCOUNTING PRONOUNCEMENTS

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

7. ACQUISITIONS

1999 ACQUISITIONS

During the nine months ended September 30, 1999, we acquired twenty businesses engaged in the collection, processing and disposal of liquid wastes for approximately $64.3 million in cash, $2.9 million in assumed debt, 635,354 shares of our common stock and $3.3 million of seller financing. Each of these acquisitions was accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $63.9 million.

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


                                       NINE MONTHS ENDED SEPTEMBER 30,
                                     ----------------------------------
                                        1998                   1999
                                     -----------            -----------
                                   (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                 (UNAUDITED)

Revenues ........................    $   198,738            $   190,565
Net income ......................         12,221                  3,882
Basic earnings per common share .           0.78                   0.25
Diluted earnings per common share           0.72                   0.23


The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offerings been consummated at the beginning of the periods presented.

8. LEGAL PROCEEDINGS

In September 1999, we settled the claims asserted by Pocono Grow Fertilizer Corporation against the Company and our subsidiary, Waste Stream Environmental, Inc. Under the terms of the settlement, we acquired substantially all of the assets of Ecke Enterprises, Inc., a nonhazardous liquid waste collection company controlled by the principals of Pocono Grow, for $1.5 million. In addition, we agreed to enter into a five-year supply agreement under which we will be required to deliver to Pocono Grow specified amounts of septage and sludge for processing and disposal. We anticipate that the definitive supply agreement will be executed during the fourth quarter of 1999.

In June 1999, we were notified that the Louisiana Department of Environmental Quality ("LDEQ") was seeking to terminate the discharge permit held by our Shreveport, Louisiana facility, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. A termination of this permit would require the facility to find other means of disposing of processed wastewater or cease operations. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In addition, in September 1999, the U.S. Environmental Protection Agency ("EPA") notified us of certain alleged violations of the Resource Conservation and Recovery Act ("RCRA") by the facility. Although we vigorously dispute the LDEQ's and the EPA's allegations, we are attempting to negotiate a resolution with these regulatory agencies which may include fines, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the facility. We believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, results of operations or financial condition.

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Shreveport facility and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our Shreveport facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing a plan for disposal of this waste and intend to submit the plan to the EPA for its consideration. We have established a $3.0 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

As previously reported, in May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a TSD permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations made by five current and former employees at the facility that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the Michigan Department of Environmental Quality ("MDEQ") and the EPA. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We have entered into a consent order with the EPA that approves this workplan and establishes enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we also agreed to pay $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We are attempting to negotiate a resolution with National Steel regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted a claim under our business interruption insurance coverage for losses incurred as a result of the closing of the facility. We have established a $3.2 million reserve, recorded as an accrued liability, for the disposal of the contaminated materials, the decontamination of the affected equipment and fines imposed by regulatory authorities. Management believes that this reserve is sufficient to cover all costs associated with the cleanup and all such fines.

As previously mentioned, our Detroit facility has been operating under interim status, as allowed by RCRA. Since we acquired the facility, we have been working with the MDEQ to obtain our final TSD permit. By letter dated September 17, 1999, the MDEQ notified us that it had determined that the facility's application for a TSD permit was not administratively complete and, therefore, the facility had lost its authority to process and dispose of hazardous waste. Shortly thereafter, the MDEQ issued two letters of warning ("LOWs") and a notice of violation ("NOV") to the facility identifying various alleged deficiencies in the facility's application for a TSD permit. We promptly notified the MDEQ that we disputed the allegations contained in the September 17, 1999 letter, the LOWs and the NOV. On October 7, 1999, we entered into a consent order with the MDEQ resolving the allegations set forth in the September 17, 1999 letter, the LOWs and the NOV. Under the terms of the consent order, the facility is required, among other things, to (i) submit to the MDEQ by November 22, 1999 additional drawings and workplans regarding the maintenance and operation of the facility and any revisions to the facility's TSD permit application necessitated by the consent order, and (ii) submit to the MDEQ within certain specified time frames documentation establishing that certain cleanup work at the facility has been completed, and certain procedures have been implemented at the facility. We also agreed to pay $37,500 to the MDEQ in full settlement of the MDEQ's claims for certain civil fines and costs of surveillance and enforcement, and reimburse the MDEQ for all future costs incurred by the MDEQ in overseeing the facility's compliance with the terms of the consent order. Subject to various conditions specified in the consent order, once the necessary documentation and other information relating to the facility's application for a TSD permit has been submitted to the MDEQ, the facility will be authorized to reopen and operate under interim status, as allowed by RCRA. We will not reopen the facility, however, until we have removed the contaminated materials, decontaminated the affected equipment and otherwise complied with all of the terms of the consent order with the EPA described in the preceding paragraph. We currently anticipate that these actions can be completed within four to six weeks from the date of this report.

Since August 31, 1999, a number of purported securities class action lawsuits have been filed in the United States District Court for the Southern District of Texas against the Company and certain of our officers and directors. The purported class actions are GERARD ANDERSON V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-3036 (filed September 14, 1999); MARK W. COLLMER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-2785 (filed August 31, 1999); JERRY A. MERCURE V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL
J. BLACKWELL, Case No. H-99-3015 (filed September 13, 1999); and ESTHER SUTCH AND MILO SPRUNGER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-2831 (filed September 3, 1999). The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of our common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and our financial condition in certain of our public filings and announcements. The remedies sought by the plaintiffs include designation of the actions as class actions, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold our common stock, and such other relief as the court deems proper.

Another purported securities class action lawsuit has been filed against the Company and certain of our officers and directors. MICHAEL MILLER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL was filed in the United States District Court for the Southern District of Texas on September 22, 1999. The complaint in this lawsuit alleges violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of our common stock during the period beginning on May 12, 1998 and ending on August 25, 1999, including purchasers of common stock in our March 1999 offering. The plaintiff generally alleges that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and our financial condition in the prospectus relating to our March 1999 offering and in certain of our other public filings and announcements. The remedies sought by the plaintiff include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold our common stock, and such other relief as the court deems proper.

In addition, one of our shareholders has filed a lawsuit against certain of our officers and directors in connection with the operation of our Detroit facility and the securities class action lawsuits pending in federal court in the Southern District of Texas. BENN CARMICIA V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR, EARL J. BLACKWELL, GARY J. VAN ROOYAN, WILLIAM A. ROTHROCK IV, ALFRED TYLER 2ND, JAMES F. MCENEANEY, JR., JOHN N. HATSOPOULOS AND ROGER A. RAMSEY was filed in the United States District Court for the Southern District of Texas on September 15, 1999. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

We have filed a motion seeking to consolidate these purported securities class actions and the shareholder derivative action. The outcome of these actions and the cost of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class actions are without merit and we intend to vigorously defend ourself and our officers and directors against these claims. Moreover, we believe that the shareholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interests of the Company and our shareholders.

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

The Company and certain of our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses, some of which are addressed in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.

9. SEGMENT INFORMATION

We operate with three business segments -- Commercial Wastewater, Industrial Wastewater and Oilfield Waste.

The Commercial Wastewater segment receives fees to collect, process and dispose of nonhazardous liquid waste such as commercial wastewater, grease and grit trap waste, and bulk liquids and dated beverages. In addition, the Commercial Wastewater segment generates revenues from the sale of by-products recovered from certain waste streams (including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard).

The Industrial Wastewater segment receives fees to collect, process and dispose of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and commercial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater segment also generates revenues from the sale of by-products recovered from certain waste streams (including industrial chemicals and recycled anti-freeze products).

The Oilfield Waste segment treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. In addition, the Oilfield Waste segment cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste. Oilfield waste is currently exempt from the requirements of RCRA, the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal.

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenues.

The following is a summary of key business segment information:


                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            ----------------------     ----------------------
                                              1998         1999          1998         1999
                                            ---------    ---------     ---------    ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
Revenue --
   Commercial Wastewater ...............    $  24,367    $  40,559     $  50,285    $ 108,134
   Industrial Wastewater ...............        8,745       14,194        14,753       50,634
   Oilfield Waste ......................        4,435        4,249        12,822       14,231
                                            ---------    ---------     ---------    ---------
      Total ............................    $  37,547    $  59,002     $  77,860    $ 172,999
                                            =========    =========     =========    =========

                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                            ----------------------     ----------------------
                                              1998         1999          1998         1999
                                            ---------    ---------     ---------    ---------
                                                                 (IN THOUSANDS)
                                                                   (UNAUDITED)
Income/(loss) from operations --
   Commercial Wastewater ...............    $   1,111    $   1,145     $   2,978    $   5,712
   Industrial Wastewater ...............        2,602       (8,508)        4,431          (56)
   Oilfield Waste ......................        2,791        2,105         6,557        7,494
                                            ---------    ---------     ---------    ---------
       Total ...........................    $   6,504    $  (5,258)    $  13,966    $  13,150
                                            =========    =========     =========    =========

Depreciation and amortization expense --
   Commercial Wastewater ...............    $   1,376    $   2,438     $   2,623    $   6,420
   Industrial Wastewater ...............          599        1,166         1,140        3,184
   Oilfield Waste ......................          582          674         1,775        1,995
   Corporate ...........................           71          141           160          372
                                            ---------    ---------     ---------    ---------
       Total ...........................    $   2,628    $   4,419     $   5,698    $  11,971
                                            =========    =========     =========    =========

Capital expenditures --
   Commercial Wastewater ...............    $   1,556    $   3,752     $   4,534    $   8,891
   Industrial Wastewater ...............          307          776         1,090        3,040
   Oilfield Waste ......................          131          110           895          198
   Corporate ...........................          464          574           913        1,011
                                            ---------    ---------     ---------    ---------
       Total ...........................    $   2,458    $   5,212     $   7,432    $  13,140
                                            =========    =========     =========    =========

                                                                        DECEMBER 31, SEPTEMBER 30,
                                                                           1998        1999
                                                                         --------    --------
                                                                           (IN THOUSANDS)
Identifiable assets --                                                       (UNAUDITED)
Commercial Wastewater ................................................   $148,590    $207,906
Industrial Wastewater ................................................     63,112     108,341
Oilfield Waste .......................................................     33,513      36,118
Corporate ............................................................      6,950       8,919
                                                                         --------    --------
    Total ............................................................   $252,165    $361,284
                                                                         ========    ========

10. CREDIT FACILITIES

We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. As a result of the PCB contamination occurring at our Detroit facility, we may not be in compliance with certain covenants under the credit facility. The banks have granted us a waiver of any such noncompliance arising out of the PCB contamination through January 14, 2000. This waiver is conditioned upon our ability to manage the costs associated with the cleanup of the facility and our agreement not to borrow in excess of $110.0 million under the credit facility. This waiver also increased certain interest rates payable under the credit facility and requires bank approval of a broader scope of acquisition transactions.

The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At September 30, 1999, we had borrowed approximately $87.0 million under the credit facility.

We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of September 30, 1999, $1.3 million was outstanding under this equipment credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into divisions. Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation earlier this year and in accordance with Statement of Financial Accounting Standards No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division includes the operations of Romic Environmental Technologies Corporation and three other subsidiaries (USL City Environmental, Inc., USL City Environmental Services of Florida, Inc. and Re-Claim Environmental Louisiana, LLC) that were acquired during 1997 and 1998 and were previously included as part of the Wastewater Division.

The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

The Commercial Wastewater Division generated $40.6 million, or 68.8%, of our revenues for the quarter ended September 30, 1999. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as commercial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $14.2 million, or 24.1%, of our revenues for the quarter ended September 30, 1999. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid wastes (such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and commercial wastewater). Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled anti-freeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $4.2 million, or 7.1%, of our revenues for the quarter ended September 30, 1999. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

In conjunction with the investigation of our Detroit facility by the EPA and the FBI, we undertook a comprehensive environmental review of all of our operations. As a result of this review, at September 30, 1999, we recorded a one-time special charge in the amount of $10.3 million. The components of this special charge consisted of: (i) $3.2 million for disposal of PCB contaminated materials improperly delivered to our Detroit facility, the decontamination of certain of our equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities, (ii) $3.0 million for disposal of liquid waste received by our Shreveport, Louisiana facility, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, (iii) $1.7 million for legal and professional fees we have incurred or expect to incur for matters arising in connection with the governmental proceedings relating to our Detroit and Shreveport facilities and the purported securities class actions and shareholder derivative action arising therefrom, (iv) $1.0 million for the cleanup of a spill at our Shreveport facility caused by an act of vandalism, (v) $813,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit facility, the temporary cap on our revolving credit facility and its related effects on our acquisition program, (vi) $434,000 for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur, and (vii) $139,000 for other costs related to the operations of our Detroit and Shreveport facilities. This special charge reduced net income by $6.7 million (net of tax), or $0.42 per share, for the quarter ended September 30, 1999.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 11.8% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

In connection with potential acquisitions, we incur and capitalize certain transaction costs which include stock registration, legal, accounting, consulting, engineering and other direct costs to complete the acquisitions. Additionally, we incur charges for integration costs which include employee termination, severance and relocation, lease termination and other one-time charges related to the acquisitions, and these charges are capitalized using the purchase method for business combinations when appropriate. We routinely evaluate capitalized transaction and integration costs and expense those costs related to acquisitions not likely to occur. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

The timing and magnitude of acquisitions, assimilation costs and the seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. Revenues for the quarter ended September 30, 1999 increased $21.5 million, or 57.3%, from $37.5 million for the quarter ended September 30, 1998 to $59.0 million for the quarter ended September 30, 1999. The Commercial Wastewater Division contributed $24.4 million, or 65.1%, of third quarter 1998 revenues and $40.6 million, or 68.8%, of third quarter 1999 revenues. Collection and processing fees generated $16.6 million, or 68.0%, and $33.2 million, or 81.8%, of the Commercial Wastewater Division's revenues for the third quarters of 1998 and 1999, respectively. This increase was due primarily to acquisitions completed during the second half of 1998 and throughout 1999. By-product sales generated the remaining $7.8 million, or 32.0%, and $7.4 million, or 18.2%, of the Commercial Wastewater Division's revenues for the third quarters of 1998 and 1999, respectively. Revenues from the sale of by-products decreased $500,000, or 6.4%, as a result of a reduction in commodities prices and the sale of the fats and oils distribution business in December 1998.

The Industrial Wastewater Division contributed $8.7 million, or 23.2%, of third quarter 1998 revenues and $14.2 million, or 24.1%, of third quarter 1999 revenues. The Industrial Wastewater Division's revenues increased $5.5 million, or 63.2%, due primarily to the acquisition of Romic Environmental Technologies Corporation in January 1999. Collection and processing fees generated $8.7 million, or 100%, and $13.0 million, or 91.5%, of the Industrial Wastewater Division's revenues for the third quarters of 1998 and 1999, respectively. By-products sales generated the remaining $1.2 million, or 8.5%, of the Industrial Wastewater Division's revenues for the third quarter of 1999. The Industrial Wastewater Division had no by-product sales in the third quarter of 1998. Our Detroit facility generated $6.9 million, or 79.3%, of the Industrial Wastewater Division's revenues for the third quarter of 1998; however, due to the closing of the facility on August 25, 1999, the facility generated only $3.7 million, or 26.1%, of the Industrial Wastewater Division's revenues for the third quarter of 1999.

The Oilfield Waste Division contributed $4.4 million, or 11.7%, of third quarter 1998 revenues and $4.2 million, or 7.1%, of third quarter 1999 revenues. The Oilfield Waste Division's revenues decreased $200,000, or 4.5%, due to a contractual decrease in the monthly fees paid by Newpark Resources, Inc. that became effective on July 1, 1999.

OPERATING EXPENSES. Operating expenses increased $19.2 million, or 80.3%, from $23.9 million for the quarter ended September 30, 1998 to $43.1 million for the quarter ended September 30, 1999. As a percentage of revenues, operating expenses increased from 63.7% in the third quarter of 1998 to 73.1% in the third quarter of 1999. This increase was due primarily to the continued growth of the Commercial Wastewater and the Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.8 million, or 69.2%, from $2.6 million for the quarter ended September 30, 1998 to $4.4 million for the quarter ended September 30, 1999. As a percentage of revenues, depreciation and amortization expenses increased from 6.9% in the third quarter of 1998 to 7.5% in the third quarter of 1999. This increase was attributable primarily to capital improvements and asset purchases made in the last quarter of 1998 and the first quarter of 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.0 million, or 44.4%, from $4.5 million for the quarter ended September 30, 1998 to $6.5 million for the quarter ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses were 12.0% for the third quarter of 1998 and 11.0% for the third quarter of 1999.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $900,000, or 128.6%, from $680,000 for the quarter ended September 30, 1998 to $1.6 million for the quarter ended September 30, 1999. This increase resulted from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in the second half of 1998 and the first nine months of 1999, as well as higher interest rates.

INCOME TAXES. Income taxes decreased $4.4 million from a $2.4 million provision for the quarter ended September 30, 1998 to a $2.0 million benefit for the quarter ended September 30, 1999. The effective tax rate for the period ended September 30, 1998 was a 41.0% provision rate compared to a 29.2% benefit rate for the period ended September 30, 1999. The tax rate increase is due to the increased proportion of nondeductible expenses relative to pretax book income, as well as the recording of a valuation reserve on state tax losses generated in the third quarter at our Shreveport facility.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999

REVENUES. Revenues for the nine month period ended September 30, 1999 increased $95.0 million, or 122.0%, from $77.9 million for the nine months ended September 30, 1998 to $173.0 million for the nine months ended September 30, 1999. The Commercial Wastewater Division contributed $50.3 million, or 64.6%, of revenues for the nine months ended September 30, 1998 and $108.1 million, or 62.5%, of revenues for the nine months ended September 30, 1999. Collection and processing fees generated $33.2 million, or 66.0%, and $86.0 million, or 79.6%, of the Commercial Wastewater Division's revenues for the nine month periods ended September 30, 1998 and 1999, respectively. By-product sales generated the remaining $17.1 million, or 34.0%, and $22.1 million, or 20.4%, of the Commercial Wastewater Division's revenues for the 1998 and 1999 periods, respectively. The Industrial Wastewater Division contributed $14.8 million, or 19.0%, of revenues for the nine month period ended September 30, 1998 and $50.6 million, or 29.3%, of revenues for the nine month period ended September 30, 1999. The Oilfield Waste Division contributed $12.8 million, or 16.4%, of revenues for the nine months ended September 30, 1998 and $14.2 million, or 8.2%, of revenues for the nine months ended September 30, 1999.

The revenues of the Commercial Wastewater Division increased $57.8 million, or 114.9%, from $50.3 million for the nine months ended September 30, 1998 to $108.1 million for the nine months ended September 30, 1999. This increase was due primarily to acquisitions completed during 1999 as well as in the last quarter of 1998. The Industrial Wastewater Division's revenues increased $35.8 million, or 241.9%, from $14.8 million for the nine months ended September 30, 1998 to $50.6 million for the nine months ended September 30, 1999. This increase resulted primarily from the acquisition of Romic Environmental Technologies Corporation in January 1999.

The Oilfield Waste Division's revenues increased $1.4 million, or 10.9%, from $12.8 million for the nine months ended September 30, 1998 to $14.2 million for the nine months ended September 30, 1999 due primarily to the restructuring of our agreement with Newpark Resources, Inc. in September 1998.

OPERATING EXPENSES. Operating expenses increased $70.7 million, or 143.7%, from $49.2 million for the nine months ended September 30, 1998 to $119.9 million for the nine months ended September 30, 1999. As a percentage of revenues, operating expenses increased from 63.2% for the nine month period ended September 30, 1998 to 69.3% for the nine month period ended September 30, 1999. This increase was due primarily to the continued growth of the Commercial Wastewater and Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $6.3 million, or 110.5%, from $5.7 million for the nine months ended September 30, 1998 to $12.0 million for the nine months ended September 30, 1999. As a percentage of revenues, depreciation and amortization expenses decreased from 7.3% for the nine month period ended September 30, 1998 to 6.9% for the nine month period ended September 30, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.7 million, or 96.7%, from $9.0 million for the nine months ended September 30, 1998 to $17.7 million for the nine months ended September 30, 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 11.6% for the nine month period ended September 30, 1998 to 10.2% for the nine month period ended September 30, 1999. This improvement was attributable to our ability to integrate acquisitions without a proportionate increase in general and administrative expenses.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $2.3 million, or 109.5%, from $2.1 million for the nine months ended September 30, 1998 to $4.4 million for the nine months ended September 30, 1999. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in the second half of 1998 and the first nine months of 1999, as well as higher interest rates.

INCOME TAXES. The provision for income taxes decreased approximately $300,000, or 6.3%, from $4.8 million for the nine months ended September 30, 1998 to $4.5 million for the nine months ended September 30, 1999 as a result of the decrease in taxable income. The effective tax rate for the nine months ended September 30, 1998 was 40.7%, compared to a 51.1% rate for the nine months ended

September 30, 1999. The tax rate increase is due to the increased proportion of nondeductible expenses relative to pretax book income, as well as the recording of a valuation reserve on state tax losses generated in the third quarter at our Shreveport facility.

LIQUIDITY AND CAPITAL RESOURCES

We had net working capital of $9.8 million at September 30, 1999, compared to net working capital of $2.9 million at December 31, 1998. Improvement in the working capital position was attributable primarily to the growth in revenues which resulted in increased accounts receivable. Cash flows from operations were $5.9 million and $1.9 million for the nine months ended September 30, 1998 and 1999, respectively.


In September 1999, we repurchased and immediately cancelled 386,114 shares of our common stock in the open market for an aggregate purchase price of $3.0 million.

Our capital requirements for our continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At September 30, 1999, approximately $4.1 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months and the nine months ended September 30, 1999 were $5.2 million and $13.1 million, respectively. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last quarter of 1999 are estimated at approximately $9.1 million. Approximately $4.8 million of this amount is scheduled to be invested in the Commercial Wastewater Division for plant expansions, equipment and vehicle upgrades. Approximately $1.6 million is scheduled to be invested in the Industrial Wastewater Division for plant and equipment upgrades. The remaining $2.7 million is to be used to drill a saltwater disposal well and cell construction for the Oilfield Waste Division.

As of September 30, 1999, we had a $4.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on our estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $15.3 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closures of facilities. As of September 30, 1999, we also had a $3.0 million reserve to provide for the cost to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.

      During the third quarter of 1999, we established the following reserves:
(i) a $3.2 million reserve for the costs associated with the decontamination of equipment at our Detroit facility, the disposal of the PCB contaminated materials improperly delivered to the facility by a subsidiary of National Steel Corporation and fines imposed by regulatory agencies, (ii) a $3.0 million reserve to dispose of liquid waste received by our Shreveport facility, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, (iii) a $1.7 million reserve for legal and professional fees for matters arising in connection with the governmental proceedings relating to our Detroit and Shreveport facilities and the purported securities class actions and shareholder derivative action arising therefrom,
(iv) a $1.0 million reserve for the cleanup of a spill at our Shreveport facility caused by an act of vandalism, and (v) a $813,000 reserve for severance and contract termination costs related to certain personnel and acquisition consultants as a result of environmental issues at the Detroit facility, the temporary cap on our revolving credit facility and its related effects on our acquisition program. We are attempting to negotiate a resolution with National Steel Corporation regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. In addition, we have submitted a claim under our business interruption insurance coverage for losses incurred as a result of the closing of our Detroit facility. We have also filed a claim with our insurer seeking to recover the costs incurred to cleanup the spill at the Shreveport facility.

We have a $225.0 million credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. The amount of this credit facility was increased in February 1999 from $100.0 million to $225.0 million. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. As a result of the PCB contamination occurring at our Detroit facility, we may not be in compliance with certain covenants under the credit facility. The banks have granted us a waiver of any such noncompliance arising out of the PCB contamination through January 14, 2000. This waiver is conditioned upon our ability to manage the costs associated with the cleanup of the facility and our agreement not to borrow in excess of $110.0 million under the credit facility. This waiver also increased certain interest rates payable under the credit facility and requires bank approval of a broader scope of acquisition transactions. So long as this waiver remains in effect, our ability to pursue our acquisition program will be limited.

The debt outstanding under the credit facility may be accelerated at the option of the lenders in the event that, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At September 30, 1999, we had borrowed approximately $87.0 million under the credit facility. Between October 1, 1999 and November 9, 1999, we had net borrowing activity of $2.7 million under the credit facility, the vast majority of which was used to fund the working capital requirements of the Company.

We also have a $10.0 million credit facility with BankBoston, N.A. under which we may borrow to purchase equipment. As of September 30, 1999, we had borrowed approximately $1.3 million under this equipment credit facility, and as of the date of this report, approximately $2.3 million was outstanding under this equipment credit facility.

Our capital resources consist of cash reserves, cash generated from operations and funds available under our $225.0 million credit facility and the equipment credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. As a result of the PCB contamination at our Detroit facility, we may not be in compliance with certain covenants under our $225.0 million credit facility. Our banks have granted us a waiver of any such noncompliance through January 14, 2000 in return for, among other things, our agreement not to borrow in excess of $110.0 million under the credit facility. In addition, the current price level of our common stock makes raising additional equity capital for acquisitions or debt repayment unattractive. Consequently, we anticipate a reduction in the number of acquisitions that will be consummated in the fourth quarter of 1999 and the first six months of 2000.

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

ACQUISITIONS

During the three months ended September 30, 1999, we acquired five businesses, which collectively had 1998 revenues of approximately $12.7 million. Each of these acquisitions has been accounted for under the purchase method of accounting. The total consideration for these five acquisitions involved approximately $6.3 million in cash and assumed debt, 20,833 shares of our common stock and $3.0 million of seller financing. The excess of the aggregate purchase price over the fair market value of the net assets acquired was approximately $6.8 million.

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

      Our Year 2000 compliance program has consisted of three phases: identification and assessment; remediation; and testing. For any given system the phases occur in sequential order, from identification and assessment of Year 2000 problems, to remediation and, finally, to testing our solutions. However, as we acquire additional businesses, each information technology and non-information technology system of the acquired business must be independently identified and assessed.

      STATE OF READINESS. We have completed the identification and assessment of all of our information technology systems (excepting those of two businesses acquired in September 1999), and those systems address or have been modified to address Year 2000 issues. With the exception of the two businesses acquired in September 1999, we have also completed the identification and assessment of all of the non-information technology systems of currently-owned businesses, and we believe that we have made all modifications necessary to address Year 2000 issues.

      With respect to third party activities, we have made inquiries of our significant customers, suppliers and service providers and, at the present time, are not aware of any problems that will materially impact our operations. However, we have no means of insuring that these customers, suppliers and service providers (and in turn their customers, suppliers and service providers) will be Year 2000 compliant in a timely manner. The inability of these parties to successfully resolve their Year 2000 issues could have a material adverse effect on our business or results of operations.

      As we acquire additional businesses, we attempt to assess Year 2000 issues relating to their information technology and non- information technology systems. Since our acquisition program is ongoing, our assessment of potential Year 2000 problems is not complete and, likely, will not be complete prior to the end of the year. As such, there can be no assurance that the systems of newly acquired businesses will be made Year 2000 compliant in a timely manner or that any such failure to be Year 2000 compliant will not have a material adverse effect on our business or results of operations.

      COSTS TO ADDRESS YEAR 2000 ISSUES. Our costs to date for our Year 2000 compliance program have not been material. Although we have not completed our assessment of the information technology systems and non-information technology systems of two recently acquired businesses, we do not currently believe that the future costs associated with our Year 2000 compliance program will be material.

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

      CONTINGENCY PLANS. We do not anticipate that the Year 2000 will have a significant impact on our operations; however, contingency plans for Year 2000 related interruptions have been developed and include emergency backup and recovery procedures for lost data, manual invoicing, billing and collection procedures and identification of alternate transportation providers. These activities are intended to provide a means of managing risks, but cannot eliminate the potential for disruption due to third-party failure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our $225.0 million credit facility and our $10.0 million equipment credit facility. As of September 30, 1999, $87.0 million and $1.3 million had been borrowed under the $225.0 million credit facility and the equipment credit facility, respectively. As of September 30, 1999, amounts outstanding under the $225.0 million credit facility were accruing interest at approximately 7.8% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.0% per year.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In September 1999, we settled the claims asserted by Pocono Grow Fertilizer Corporation against the Company and our subsidiary, Waste Stream Environmental, Inc. Under the terms of the settlement, we acquired substantially all of the assets of Ecke Enterprises, Inc., a nonhazardous liquid waste collection company controlled by the principals of Pocono Grow, for $1.5 million. In addition, we agreed to enter into a five-year supply agreement under which we will be required to deliver to Pocono Grow specified amounts of septage and sludge for processing and disposal. We anticipate that the definitive supply agreement will be executed during the fourth quarter of 1999.

In June 1999, we were notified that the Louisiana Department of Environmental Quality ("LDEQ") was seeking to terminate the discharge permit held by our Shreveport, Louisiana facility, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. A termination of this permit would require the facility to find other means of disposing of processed wastewater or cease operations. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In addition, in September 1999, the U.S. Environmental Protection Agency ("EPA") notified us of certain alleged violations of the Resource Conservation and Recovery Act ("RCRA") by the facility. Although we vigorously dispute the LDEQ's and the EPA's allegations, we are attempting to negotiate a resolution with these regulatory agencies which may include fines, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the facility. We believe that the ultimate outcome of these proceedings will not have a material adverse effect on our business, results of operations or financial condition.

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Shreveport facility and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our Shreveport facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing a plan for disposal of this waste and intend to submit the plan to the EPA for its consideration. We have established a $3.0 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

As previously reported, in May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a TSD permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations made by five current and former employees at the facility that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the Michigan Department of Environmental Quality ("MDEQ") and the EPA. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We have entered into a consent order with the EPA that approves this workplan and establishes enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we also agreed to pay $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We are attempting to negotiate a resolution with National Steel regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted a claim under our business interruption insurance coverage for losses incurred as a result of the closing of the facility. We have established a $3.2 million reserve, recorded as an accrued liability, for the disposal of the contaminated materials, the decontamination of the affected equipment and fines imposed by regulatory authorities. Management believes that this reserve is sufficient to cover all costs associated with the cleanup and all such fines.

As previously mentioned, our Detroit facility has been operating under interim status, as allowed by RCRA. Since we acquired the facility, we have been working with the MDEQ to obtain our final TSD permit. By letter dated September 17, 1999, the MDEQ notified us that it had determined that the facility's application for a TSD permit was not administratively complete and, therefore, the facility had lost its authority to process and dispose of hazardous waste. Shortly thereafter, the MDEQ issued two letters of warning ("LOWs") and a notice of violation ("NOV") to the facility identifying various alleged deficiencies in the facility's application for a TSD permit. We promptly notified the MDEQ that we disputed the allegations contained in the September 17, 1999 letter, the LOWs and the NOV. On October 7, 1999, we entered into a consent order with the MDEQ resolving the allegations set forth in the September 17, 1999 letter, the LOWs and the NOV. Under the terms of the consent order, the facility is required, among other things, to (i) submit to the MDEQ by November 22, 1999 additional drawings and workplans regarding the maintenance and operation of the facility and any revisions to the facility's TSD permit application necessitated by the consent order, and (ii) submit to the MDEQ within certain specified time frames documentation establishing that certain cleanup work at the facility has been completed, and certain procedures have been implemented at the facility. We also agreed to pay $37,500 to the MDEQ in full settlement of the MDEQ's claims for certain civil fines and costs of surveillance and enforcement, and reimburse the MDEQ for all future costs incurred by the MDEQ in overseeing the facility's compliance with the terms of the consent order. Subject to various conditions specified in the consent order, once the necessary documentation and other information relating to the facility's application for a TSD permit has been submitted to the MDEQ, the facility will be authorized to reopen and operate under interim status, as allowed by RCRA. We will not reopen the facility, however, until we have removed the contaminated materials, decontaminated the affected equipment and otherwise complied with all of the terms of the consent order with the EPA described in the preceding paragraph. We currently anticipate that these actions can be completed within four to six weeks from the date of this report.

Since August 31, 1999, a number of purported securities class action lawsuits have been filed in the United States District Court for the Southern District of Texas against the Company and certain of our officers and directors. The purported class actions are GERARD ANDERSON V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-3036 (filed September 14, 1999); MARK W. COLLMER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-2785 (filed August 31, 1999); JERRY A. MERCURE V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL
J. BLACKWELL, Case No. H-99-3015 (filed September 13, 1999); and ESTHER SUTCH AND MILO SPRUNGER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL, Case No. H-99-2831 (filed September 3, 1999). The complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of our common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and our financial condition in certain of our public filings and announcements. The remedies sought by the plaintiffs include designation of the actions as class actions, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold our common stock, and such other relief as the court deems proper.

Another purported securities class action lawsuit has been filed against the Company and certain of our officers and directors. MICHAEL MILLER V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR AND EARL J. BLACKWELL was filed in the United States District Court for the Southern District of Texas on September 22, 1999. The complaint in this lawsuit alleges violation of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of our common stock during the period beginning on May 12, 1998 and ending on August 25, 1999, including purchasers of common stock in our March 1999 offering. The plaintiff generally alleges that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and our financial condition in the prospectus relating to our March 1999 offering and in certain of our other public filings and announcements. The remedies sought by the plaintiff include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold our common stock, and such other relief as the court deems proper.

In addition, one of our shareholders has filed a lawsuit against certain of our officers and directors in connection with the operation of our Detroit facility and the securities class action lawsuits pending in federal court in the Southern District of Texas. BENN CARMICIA V. U S LIQUIDS INC., MICHAEL P. LAWLOR, W. GREGORY ORR, EARL J. BLACKWELL, GARY J. VAN ROOYAN, WILLIAM A. ROTHROCK IV, ALFRED TYLER 2ND, JAMES F. MCENEANEY, JR., JOHN N. HATSOPOULOS AND ROGER A. RAMSEY was filed in the United States District Court for the Southern District of Texas on September 15, 1999. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

We have filed a motion seeking to consolidate these purported securities class actions and the shareholder derivative action. The outcome of these actions and the cost of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class actions are without merit and we intend to vigorously defend ourself and our officers and directors against these claims. Moreover, we believe that the shareholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interests of the Company and our shareholders.

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

The Company and certain of our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses, some of which are addressed in our Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the SEC. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the third quarter, we issued 22,887 shares of our common stock to Bellmeade Capital Partners, L.L.C. These shares were issued in accordance with the terms of a warrant that we issued to Bellmeade Capital in June 1997 as consideration for certain consulting services provided by Bellmeade Capital. Bellmeade Capital exercised this warrant through a "cashless exercise" by surrendering its right to purchase an additional 22,113 shares under the warrant and, therefore, we did not receive any cash proceeds in connection with the issuance of the shares. These sales were exempt from registration under Section 4(2) of the Securities Act of 1933, no public offering being involved.

In August 1999, we issued 9,295 shares of our common stock to Mark Leibovit. These shares were issued in accordance with the terms of a warrant that we issued to Mr. Leibovit in June 1997 as consideration for certain consulting services provided by Mr. Leibovit. Mr. Leibovit exercised this warrant through a "cashless exercise" by surrendering his right to purchase an additional 10,705 shares under the warrant and, therefore, we did not receive any cash proceeds in connection with the issuance of the shares. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933, no public offering being involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
  NO.     DESCRIPTION
-------   -----------------------
  27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U S LIQUIDS INC.

Date: November 12, 1999              /s/ MICHAEL P. LAWLOR
                                         --------------------------------------
                                         Michael P. Lawlor, Chairman and CEO

Date: November 12, 1999              /s/ EARL J. BLACKWELL
                                         --------------------------------------
                                         Earl J. Blackwell, Senior Vice
                                         President and Chief Financial Officer