Form 10-K405
period 1999-12-31
U S LIQUIDS INC
filed 2000-03-30
CIK 1041095

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                TO
                                        --------------    --------------

                        COMMISSION FILE NUMBER: 001-13259

                                U S LIQUIDS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                   76-0519797
  (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

      411 N. SAM HOUSTON PARKWAY EAST, SUITE 400 HOUSTON, TEXAS 77060-3545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (281) 272-4500
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF SECURITIES                     EXCHANGE ON WHICH REGISTERED
       -------------------                     ----------------------------
  Common Stock, par value $.01                    American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 28, 2000, was approximately $96,691,000. The aggregate market value was computed by using the closing price of the common stock as of that date on the American Stock Exchange. (For purposes of calculating this amount only, all the directors and executive officers of the registrant have been treated as affiliates.)

         The number of shares of common stock, $.01 par value, of the registrant outstanding at March 28, 2000, was 15,785,868.

                       DOCUMENTS INCORPORATED BY REFERENCE

              DOCUMENT                                     INCORPORATED AS TO
              --------                                     ------------------
       Proxy Statement for the                                  Part III
 2000 Annual Meeting of Stockholders

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business..............................................................................................1
Item 2.    Properties ..........................................................................................12
Item 3.    Legal Proceedings ...................................................................................13
Item 4.    Submission of Matters to a Vote of Security Holders..................................................17


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ...............................17
Item 6.    Selected Financial Data .............................................................................18
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............19
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...........................................24
Item 8.    Financial Statements and Supplementary Data..........................................................24
Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.................25


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...................................................25
Item 11.   Executive Compensation...............................................................................25
Item 12.   Security Ownership of Certain Beneficial Owners and Management.......................................25
Item 13.   Certain Relationships and Related Transactions.......................................................25


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................................25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading national provider of liquid waste management services, including collection, processing, recovery and disposal services. Our primary focus of operations is industrial and commercial wastewater treatment, although we also collect, process and dispose of oilfield waste. We operate 45 processing facilities located in 13 states and Canada and serve over 50,000 customers. At March 1, 2000, we employed approximately 1,350 persons full-time.

         The Company was organized in November 1996. Since that time, we have grown significantly by acquiring businesses engaged in various aspects of the liquid waste industry.

         Our executive offices are located at 411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545, and our telephone number is (281) 272-4500. Our common stock is listed on the American Stock Exchange under the trading symbol "USL."

INDUSTRY BACKGROUND

         The wastewater treatment market is generally divided into two segments: industrial and commercial wastewater treatment, which may include the treatment of some hazardous wastes, and municipal wastewater treatment. Industrial and commercial companies produce various types of wastewater (including hydrocarbon contaminated water, landfill leachate, dated beverages and grease and grit trap waste) that must be processed prior to disposal in local publicly-operated treatment works ("POTWs") or for which municipalities charge higher rates. Industrial and commercial companies also produce various types of hazardous waste that must be disposed of in accordance with federal and state regulations. Similarly, oil and gas exploration and production companies produce liquid waste that must be disposed of in accordance with federal and state regulations. Municipalities utilize or contract with third parties for the utilization of water treatment technology to treat municipal wastewater.

         In the United States, the growth in demand for wastewater treatment services has been driven by many factors, including:

                  - Municipalities refusing to accept certain industrial wastewaters due to limited treatment capabilities and a lack of the resources needed to expand or modernize their POTWs;

                  - Industrial and commercial businesses avoiding POTW surcharges by using others to process and dispose of their wastewater;

                  - Industrial and commercial businesses outsourcing their wastewater treatment needs;

                  -        Continued industrial and commercial expansion; and

                  - Increasingly strict regulations governing the disposal of wastewater, as well as more stringent enforcement of these regulations.

         REJECTION OF CERTAIN WASTEWATERS BY POTWS. In North America, governmental regulation and enforcement have established strict standards for potable water and the discharge of pollutants in wastewater. Municipalities have spent billions of dollars building water purification and wastewater treatment facilities. However, many of these municipalities are facing increasing budgetary constraints and damage to their wastewater treatment facilities caused by grease and other liquid wastes and have begun refusing to accept certain liquid waste streams, thereby increasing the demand for wastewater treatment services provided by the private sector. For example, the Dallas, Houston and San Antonio POTWs do not accept grease or grit trap waste. Similarly, many POTWs in the Northeast have ceased accepting commingled septage and grease trap waste. In addition, in late 1997, the Houston POTWs ceased accepting septage generated outside the Houston city limits.

         ECONOMIC BENEFIT OF PRETREATING CERTAIN WASTEWATERS. For years, generators of industrial wastewater and other nonhazardous liquid waste have discharged the waste directly into POTWs. However, the difficulties encountered by POTWs in collecting and treating certain wastewaters have caused many municipalities to increase the rates charged for accepting these wastewaters. With respect to certain wastewaters, it is more economical for the generator to deliver the waste to liquid waste management service providers such as the

Company than to discharge the waste directly into the POTW. For example, it is currently more economical for many soft drink manufacturers to deliver their dated beverages to us for processing and disposal than to discharge the beverages directly into the POTW.

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

STRATEGY

         Our objective is to be the largest and most profitable liquid waste management company in each of the markets in which we operate. We believe that as we expand we are likely to benefit from numerous competitive advantages relative to smaller operators, including servicing multiple customer locations, processing a wide variety of liquid waste streams, achieving operating efficiencies and increased economies of scale and adapting to changing regulations. Our strategy for achieving this objective is to (i) generate internal growth; (ii) expand through acquisitions; (iii) enhance existing and acquired operations; and (iv) operate our businesses on a decentralized basis. We intend to implement this strategy as follows:

                  - INTERNAL GROWTH. To generate internal growth, we have focused on increasing sales penetration in our current and adjacent markets, soliciting new commercial and industrial customers, expanding our collection infrastructure, marketing upgraded services to existing customers and, where appropriate, raising prices. We believe there are a number of liquid waste generators that would prefer to have a single source provider for the collection, processing and disposal of all of their liquid waste streams, but are unable to do so because the liquid waste management industry is highly fragmented. Accordingly, we have positioned ourselves as a multi-city, single source provider of liquid waste management services for national and regional generators of liquid waste. In addition, we intend to expand the capacity and processing capabilities of certain of our existing liquid waste management facilities, and to amend our permits for certain facilities in order to receive additional liquid waste streams.

                  - ACQUISITIONS. We pursue acquisitions of liquid waste management businesses in existing and new geographic markets. We also make smaller "tuck-in" acquisitions in our existing markets in order to increase our facility and equipment utilization and expand our market penetration and range of services. In considering new markets, we generally seek to acquire a liquid waste processing facility that has the customer base, technical skills and infrastructure necessary to be a core business into which other liquid waste operations can be consolidated. After we have acquired a processing facility, we typically seek to increase the utilization of the facility by securing captive waste streams, which includes acquiring collection companies and entering into contracts to collect or accept all of the various types of liquid waste generated by customers. We also seek to acquire other liquid waste management businesses that can be integrated into our existing operations or utilized to provide additional liquid waste management services to the same customer base.

                  - OPERATIONAL ENHANCEMENTS. We intend to continue to improve our operations through collection route densification and consolidation and increased facility and equipment utilization. We also expect to realize cost savings by consolidating certain administrative functions at our corporate offices, such as cash management, human resources, finance and insurance. To improve our operations, we have also updated and enhanced the environmental compliance programs at our facilities and provided additional training to our employees.

                  - DECENTRALIZED MANAGEMENT. We manage our various businesses on a decentralized basis, with local management maintaining responsibility for the day-to-day operations, profitability and growth of the business, while our executive officers exercise strong strategic and financial oversight. We believe that this structure will retain the entrepreneurial spirit present in each of the acquired businesses and allow us to capitalize on the considerable local and regional market knowledge and customer relationships possessed by local management.

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

         We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into three divisions -the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The operations of these three divisions are summarized below. See Note 19 to our consolidated financial statements for certain financial data of these three divisions. See Note 10 to our consolidated financial statements for certain information about our foreign operations.

     COMMERCIAL WASTEWATER DIVISION

         Our Commercial Wastewater Division contributed approximately 47.7%, 70.1% and 66.3% of our 1997, 1998 and 1999 revenues, respectively. This Division receives fees to collect, process and dispose of nonhazardous liquid waste such as industrial wastewater, grease and grit trap waste, and bulk liquids and dated beverages. In addition, the Commercial Wastewater Division generates revenues from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. It operates a fleet of vehicles to collect waste directly from customers, receives waste from independent transporters servicing thousands of additional generators and also receives waste shipped directly by the generators via rail and truck. Brief descriptions of the types of liquid waste most commonly managed by the Commercial Wastewater Division are set forth below:

         INDUSTRIAL WASTEWATERS. Nonhazardous industrial wastewaters such as hydrocarbon contaminated water, landfill leachate and printing solvents are transported to our facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill. In some instances, such as printing solvents, the contaminated materials are processed and returned to the generator for reuse.

         GREASE AND GRIT TRAP WASTE. Grease trap waste from restaurants and other food manufacturing and preparation facilities and grit trap waste from car washes is collected by our vehicles or independent parties and transported to our facilities. Grease and grit trap waste is processed using a variety of physical, chemical, thermal and biological techniques. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill. Byproducts recovered from grease trap waste are sold for use in producing various grades of fats, oils and feed proteins.

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

     INDUSTRIAL WASTEWATER DIVISION

         The Industrial Wastewater Division contributed approximately 15.6% and 25.7% of our 1998 and 1999 revenues, respectively. All of the entities whose operations are included in the Industrial Wastewater Division were acquired during 1998 and 1999 and, therefore, the Industrial Wastewater Division did not contribute any revenues in 1997. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, industrial wastewater and petroleum fuels. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The Industrial Wastewater Division collects waste directly from customers, receives waste from independent transporters and also receives waste shipped directly by the generators via rail and truck. Brief descriptions of the types of liquid waste most commonly managed by the Industrial Wastewater Division are set forth below:

         HAZARDOUS WASTES. Hazardous wastes such as household hazardous wastes, plating solutions, acids, and flammable and reactive wastes are transported to certain of our facilities in trucks and other transportable containers and by rail. Wastewaters suitable for treatment under the Clean Water Act are directed into an appropriate process such as chemical precipitation or filtration. Sludge and solid hazardous wastes are directed to our chemical fixation facility to be pre-treated using chemical oxidation or reduction followed by fixation. After testing, solid and semi-solid residues are shipped to an audited and approved independent Subtitle D landfill and treated listed waste residues are sent to an audited and approved independent Subtitle C landfill. Organic wastes that have recoverable heat or solvent values are recycled using distillation techniques. Solvents are sold back to the paint industry as thinners. Other organic wastes are blended into fuels sold primarily to operators of cement or lime kiln facilities.

         INDUSTRIAL WASTEWATERS. Hazardous and nonhazardous industrial wastewaters such as hydrocarbon contaminated water, landfill leachate, inks and dated chemicals are transported to our facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill.

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

         ANTIFREEZE. Spent antifreeze from automobile dealers, service centers and a wide variety of automotive and heavy equipment industries is collected by our vehicles and transported to our facilities. The spent antifreeze is then processed using a variety of physical, chemical and thermal processes to recover and purify ethylene glycol, the active ingredient in antifreeze. The end result is antifreeze product meeting stringent ASTM specifications which is sold into the wholesale coolant market.

     OILFIELD WASTE DIVISION

         The Oilfield Waste Division contributed approximately 52.3%, 14.3% and 8.0% of our 1997, 1998 and 1999 revenues, respectively. At our six oilfield waste facilities located in Louisiana and Texas, the Oilfield Waste Division treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste consists primarily of oil-based and water-based drilling fluids (which contain oil, grease, chlorides and heavy metals), as well as cuttings, saltwater, workover and completion fluids, production pit sludges and soil containing these materials. In addition, at two Louisiana locations, the Oilfield Waste Division cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

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

         The Oilfield Waste Division was formed in December 1996 when we purchased five of our oilfield waste processing facilities from certain subsidiaries of Waste Management, Inc. In connection with this acquisition, we acquired a long-term disposal agreement with Newpark Resources, Inc. for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal agreement obligated Newpark to deliver to us specified amounts of oilfield waste for treatment and disposal at certain of our Louisiana landfarms. During 1998, however, a dispute arose between us and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, we terminated the long-term disposal agreement and entered into a new 33-month agreement. In the new agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $6.0 million in 1998 and an additional $11.0 million of this amount in 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. Under the terms of the new agreement, Newpark has the right, but not the obligation, to deliver specified volumes of oilfield waste to certain of our Louisiana landfarms for a period of three years without additional cost. Subject to certain conditions, Newpark may extend the term of the new agreement for two additional one-year terms at an additional cost of approximately $8.0 million per year.

         In addition, we also agreed that, until June 30, 2001, we would not (i) accept from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, or (ii) engage in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama, and the Gulf of Mexico. If the term of the September 1998 agreement is extended by Newpark, the term of the prohibition on our accepting this type of waste from other customers will also be extended for a corresponding period of time.

SEASONALITY

         We expect that the operations of the Oilfield Waste Division will experience certain seasonal patterns consistent with the oil and gas exploration and production activity in the Gulf Coast. Generally, the volume of oilfield waste delivered to the Oilfield Waste Division has been lowest in the first quarter of each calendar year. Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services. Certain of the Commercial Wastewater Division's processing facilities in the Northeast and Midwest may be affected by adverse weather conditions.

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

REGULATION

   GENERAL

         Our business operations are affected both directly and indirectly by governmental regulations, including various federal, state and local pollution control and health and safety programs that are administered and enforced by regulatory agencies. These programs are applicable or potentially applicable to one or more of our existing operations. Although we intend to make capital expenditures to expand our liquid waste processing capabilities, we believe that we are not presently required to make material capital expenditures in order to comply with federal, state and local laws and regulations relating to the protection of the environment.

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

         With the exception of the matters described in Item 3. Legal Proceedings, below, we believe that each of our operating facilities is currently in substantial compliance with the applicable requirements promulgated pursuant to the Clean Water Act.

         RCRA. RCRA is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of "hazardous waste." The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. RCRA-regulated hazardous waste is accepted for processing at our Detroit, Michigan, Tampa, Florida, East Palo Alto, California and Chandler, Arizona facilities and, therefore, each of these facilities is subject to the requirements of Subtitle C of RCRA. Our East Palo Alto and Tampa facilities have each been issued RCRA Part B permits. Our East Palo Alto facility is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for on-going operations. Our Chandler and Detroit facilities have operated under interim status, as allowed by RCRA, since 1994 and 1991, respectively. Applications for final Part B permits for these facilities have been submitted to the appropriate regulatory authorities and we are currently working with the authorities to obtain these final permits.

         The Oilfield Waste Division's facilities treat and dispose of oilfield waste, which is exempt from classification as a RCRA-regulated waste. At various times in the past, proposals have been made to rescind the exemption that excludes oilfield waste from regulation under RCRA. The repeal or modification of this exemption by administrative, legislative or judicial process would require us to change our method of doing business and could have a material adverse effect on our business, results of operations and financial condition. There is no assurance that we would be able to adapt our operations or that we would have the capital resources available to do so.

         RCRA also indirectly affects our operations by restricting the disposal of certain liquid wastes and sludges in landfills. This restriction increases demand for the services provided by the Commercial Wastewater and the Industrial Wastewater Divisions.

         RCRA regulations also require us to provide financial assurance that funds will be available when needed for closure and postclosure care at our RCRA-regulated facilities, the cost of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test, and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a facility owned by it upon the closure of the facility and thereafter pay post-closure care costs.

         With the exception of the matters described in Item 3. Legal Proceedings, below, we believe that each of our operating facilities is currently in substantial compliance with the applicable requirements promulgated pursuant to RCRA.

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

         With the exception of the matters described in Item 3. Legal Proceedings, below, we are not aware of any material claims against us or any of our subsidiaries that are based on CERCLA. Nonetheless, the identification of any sites at which cleanup action is required could subject us to liabilities which could have a material adverse effect on our business, results of operations and financial condition.

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

   STATE AND LOCAL REGULATIONS

         Our waste processing facilities are subject to direct regulation by a variety of state and local authorities. Typically, we are required to obtain processing, wastewater discharge and air quality permits from state and local authorities to operate these facilities and to comply with applicable regulations concerning, among other things, the generation and discharge of odors and wastewater. In addition, state laws and regulations typically govern the manner in which a waste processing facility may be closed and require us to post financial assurance to assure that all waste will be treated and a facility closed appropriately.

         Order 29-B of the Louisiana Department of Natural Resources contains extensive rules regarding the generation, processing, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. The Texas Railroad Commission has also adopted detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. We must perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements. Short-term emergency rules adopted by the Louisiana Department of Natural Resources have increased the pretreatment testing to be conducted on oilfield waste delivered to our Louisiana landfarms.

         The states in which we operate have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous waste disposal, water and air pollution, releases and cleanup of hazardous substances and liabilities for such matters. Our facilities and operations are likely to be subject to many, if not all, of these laws and regulations. In addition, states and localities into which we may expand, by acquisition or otherwise, may now or in the future have regulations with positive or negative effects on us. It is possible that state or local regulations could adversely affect the execution of our acquisition strategy.

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

         The following discussion outlines certain factors that could affect our consolidated results of operations for 2000 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by us or on our behalf.

RISKS RELATED TO OPERATING AND INTERNAL GROWTH STRATEGY

         Key elements of our strategy are to improve the profitability and increase the revenues of our existing operations and any subsequently acquired businesses. We intend to improve the profitability of our existing operations and any subsequently acquired businesses by various means, including achieving operating efficiencies and economies of scale. Our ability to increase the revenues of our existing operations and any subsequently acquired businesses will be affected by various factors, including:

                  - The demand for liquid waste collection, processing and disposal services;

                  - Our ability to expand the range of services offered to customers;

                  - Our ability to develop national and regional accounts for our liquid waste management services and other marketing programs; and

                  - The demand for by-products we recover from certain liquid waste streams.

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

RISKS RELATED TO OUR ACQUISITION STRATEGY AND ACQUISITION FINANCING

         The Company was organized in November 1996. Since that time, we have experienced rapid growth, primarily through acquisitions, and we intend to acquire additional liquid waste management businesses. We expect to face competition for acquisition candidates, which may limit the number of acquisition opportunities and may lead to higher acquisition prices. We may not be able to identify, acquire or manage additional businesses profitably or to integrate successfully any acquired businesses without material costs, delays or other operational or financial problems. Businesses that we acquire may have liabilities that we underestimate or do not discover during our pre-acquisition investigations. These liabilities may include those arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements, and for which we, as a successor owner or operator, may be responsible. Certain environmental liabilities, even if not expressly assumed by us, may be imposed on us under certain legal principles of successor liability, including those under CERCLA. Further, each acquisition involves a number of other special risks that could cause the acquired business to fail to meet our expectations. For example:

                  - The acquired business may not achieve expected results.

                  - We may not be able to retain key personnel of the acquired business.

                  - We may not be able to successfully integrate the acquired business in a timely manner or we may incur substantial costs, delays or other operational or financial problems during the integration process.

                  - It may be difficult to integrate a business with personnel who have different business backgrounds and corporate cultures than ours.

                  - Our management group may not be able to effectively manage the combined entity or to effectively implement our acquisition program and internal growth strategy simultaneously.

         We cannot readily predict the timing, size or success of our future acquisitions or the associated capital requirements. We intend to finance future acquisitions by using a combination of common stock and cash. If shares of common stock are issued in connection with future acquisitions or earn-out provisions of completed acquisitions, stockholders may experience dilution in the net tangible book value of their stock. If our common stock does not maintain a sufficient market value, or potential acquisition candidates are not willing to accept common stock as part of the consideration for the sale of their businesses, we may be required to use more of our cash resources, if available, or incur indebtedness in order to continue our acquisition program. We have a revolving credit facility with a group of banks under which we may borrow to fund acquisitions and working capital requirements; however, under the credit facility, the banks' consent is required for us to make certain acquisitions or incur significant indebtedness (including, without limitation, debt assumed in connection with acquisitions). As of March 28, 2000, the outstanding principal balance of the credit facility was approximately $94.0 million. If we do not have sufficient cash resources to fund our acquisition plans, our growth could be limited unless we are able to obtain additional capital through debt or equity financings. We may not be able to obtain such financing when required or such financing may only be available on terms and conditions that are unacceptable to us.

COMPETITION

         The liquid waste management industry is highly fragmented and very competitive. We compete with other liquid waste processing facilities and alternative methods of disposal of certain waste streams provided by area landfills and injection wells, as well as the alternative of illegal disposal. In addition, competitive products and services have been and are likely to continue to be developed and marketed by others. Furthermore, future technological change and innovation may result in a reduction in the amount of liquid waste being generated or alternative methods of processing and disposal being developed. The markets for the various by-products that we sell are also very competitive. With respect to our oilfield waste operations, we must compete with alternative methods of off-site disposal of oilfield waste. We also face competition from customers who develop or enhance their own methods of disposal instead of using the services of liquid waste management companies. Future technological change and innovation may increase the amount of internal oilfield waste processing and disposal as well as the number of competitors in this market. Increased use of internal processing and disposal methods and other competitive factors could have a material adverse effect on our business, results of operations and financial condition.

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

POTENTIAL IMPACT OF GOVERNMENTAL INVESTIGATION OF OUR DETROIT FACILITY

         Our Detroit, Michigan facility is under investigation by the EPA and the Federal Bureau of Investigation for possible violations of the Clean
Water Act, RCRA, and federal wire and mail fraud statutes. This investigation was initiated as a result of allegations made by five current and former employees of the facility that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. We are cooperating with the governmental agencies involved in this investigation, but as of the date of this report, no announcement has been made by any of the agencies regarding the investigation or any fines or penalties that may be imposed against the facility. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations and financial condition.

SUSPENSION OF DETROIT FACILITY'S ELIGIBILITY TO RECEIVE CERCLA WASTE

         As a result of the allegations giving rise to the governmental investigation of our Detroit facility, the EPA has notified us that the facility is ineligible to receive waste generated as a result of removal or remedial activities under CERCLA unless and until the EPA is satisfied that the facility can again safely handle such waste. The Detroit facility's failure to regain its eligibility to receive CERCLA waste would have an adverse impact upon the operations of the facility.

IMPACT OF FAILURE TO OBTAIN OR MAINTAIN NECESSARY GOVERNMENTAL APPROVALS

         We operate in a highly regulated environment and are required to have permits and approvals from federal, state and local governments. Any of these permits or approvals or applications could be denied, revoked or modified under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we might be required to obtain additional operating permits or approvals. The process of obtaining or renewing a required permit or approval can be lengthy and expensive and our efforts to obtain permits, renewals or approvals may be opposed by citizens groups, adjacent landowners or others. Our facilities in Chandler, Arizona and Detroit, Michigan have never been granted Part B permits under RCRA and are continuing to operate under interim status, as allowed by RCRA. In addition, our facility in East Palo Alto, California is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for on-going operations. Although applicable regulations allow these facilities to continue to operate, we may not be successful in obtaining or maintaining these and other required permits and approvals and that failure could have a material adverse effect on our business, results of operations and financial condition.

POTENTIAL ENVIRONMENTAL LIABILITY

         We may be subject to liability for environmental damage that our processing facilities and collection operations may have caused or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to our acquisition of the facilities or operations. Liability may also arise from any off-site environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which we arranged or which was arranged by the owners of businesses that we have acquired. Any substantial liabilities for environmental damage could have a material adverse effect on our business, results of operations and financial condition. During the ordinary course of our business, we may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings:

                  - By governmental agencies seeking to impose civil or criminal penalties on us;

                  - By governmental agencies seeking to revoke or deny renewal of one or more of our permits;

                  - By citizens groups, adjacent landowners or governmental agencies opposing the issuance of a permit or approval to us or alleging violations of the permits under which we operate; or

                  - By citizens groups and adjacent landowners seeking to impose liability on us for environmental damage at any of our facilities (or facilities formerly owned by us or any acquired business) or damage that those facilities or other properties may have caused.

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

VOLATILITY OF OUR STOCK PRICE

         Our common stock was first publicly traded on August 20, 1997 and has traded from a low of $5 3/16 per share to a high of $26 3/8 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

                  -        Quarterly fluctuations in results of operations;

                  - Announcement of the results of the governmental investigation of our Detroit facility;

                  - Changes in the regulatory environment or market conditions affecting the liquid waste management industry;

                  -        Announcement and market acceptance of acquisitions;

                  -        Changes in earnings estimates by analysts;

                  -        Loss of key personnel;

                  -        Changes in accounting principles or policies;

                  -        Sales of common stock by existing stockholders;

                  -        Announcements of key developments by competitors; and

                  -        Economic and political conditions.

         The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

ITEM 2.  PROPERTIES

         Our corporate offices are located in Houston, Texas. The corporate offices consist of approximately 20,000 square feet of office space occupied under a lease which expires on June 1, 2002.

         The Commercial Wastewater Division operates 26 liquid waste processing facilities. We believe that the specialized equipment, licenses and permits necessary to operate these liquid waste processing facilities create a significant barrier to entry into this industry. The following table sets forth certain information relating to each such facility, including the type of liquid wastes most commonly managed:


          FACILITY                                   LOCATION                         LIQUID WASTES MANAGED        OWNED/LEASED

Parallel CA................................   Rancho Cucamonga, California      Bulk Liquids and Dated Beverages      Owned
Parallel FL................................   Bartow, Florida                   Bulk Liquids and Dated Beverages      Leased
National Solvent...........................   Atlanta, Georgia                  Industrial Wastewaters                Leased
D&H Holding................................   Hammond, Indiana                  Industrial Wastewaters; Grease and    Leased
                                                                                Grit Trap Waste; Septage

Parallel KY................................   Louisville, Kentucky              Bulk Liquids and Dated Beverages      Owned
Bio-Vac....................................   Shreveport, Louisiana             Grease and Grit Trap Waste            Owned
Re-Claim LA................................   Shreveport, Louisiana             Industrial Wastewaters                Leased
A&A Environmental..........................   Linthicum Heights, Maryland       Industrial Wastewaters                Owned
Northern A-1...............................   Kalkaska, Michigan                Industrial Wastewaters                Owned
Royal Recycling............................   Hamilton, Ontario, Canada         Dated Beverages                       Leased
Gateway Terminal...........................   Carteret, New Jersey              Industrial Wastewaters                Leased
Waste Stream...............................   Weedsport, New York               Biosolids                             Leased
E-Max Elwood...............................   Elwood City, Pennsylvania         Industrial Wastewaters                Leased
E-Max Allegheny............................   Pittsburgh, Pennsylvania          Industrial Wastewaters                Leased
Austin Liquid Disposal.....................   Austin, Texas                     Grease and Grit Trap Waste            Leased
Environment Management.....................   Austin, Texas                     Grease and Grit Trap Waste            Owned
Mesa.......................................   Dallas, Texas                     Grease and Grit Trap Waste            Owned
Amigo North................................   Giddings, Texas                   Petroleum Fuels                       Owned
Reclamation Technology.....................   Haltom City, Texas                Industrial Wastewaters; Grease and    Leased
                                                                                Grit Trap Waste




          FACILITY                                   LOCATION                         LIQUID WASTES MANAGED        OWNED/LEASED

American WasteWater........................   Houston, Texas                    Industrial Wastewaters; Grease and    Owned
                                                                                Grit Trap Waste; Septage
E. Allison.................................   Houston, Texas                    Grease and Grit Trap Waste            Leased
Re-Claim TX................................   Houston, Texas                    Industrial Wastewaters                Owned
South Texas (Mesa).........................   Los Fresnos, Texas                Grease and Grit Trap Waste            Owned
Waste Technologies.........................   San Antonio, Texas                Grease and Grit Trap Waste            Owned
Imperial (Mesa)............................   San Antonio, Texas                Grease and Grit Trap Waste            Owned
Amigo South................................   San Antonio, Texas                Petroleum Fuels                       Owned


         The Industrial Wastewater Division operates six waste processing facilities. The following table sets forth certain information relating to each such facility, including the type of wastes most commonly managed:


          FACILITY                                   LOCATION                   LIQUID WASTES MANAGED                  OWNED/LEASED

Romic AZ...................................   Chandler, Arizona           Hazardous Wastes; Industrial Wastewaters        Leased
Romic CA...................................   East Palo Alto, California  Hazardous Wastes; Industrial Wastewaters        Owned
Universal Waste............................   Tampa, Florida              Household Hazardous Wastes                      Owned
Waste Research Augusta.....................   Augusta, Georgia            Industrial Wastewaters                          Owned
Waste Research Macon.......................   Macon, Georgia              Industrial Wastewaters                          Owned
City Environmental.........................   Detroit, Michigan           Hazardous Wastes; Industrial Wastewaters        Owned


         The Oilfield Waste Division operates six oilfield waste processing facilities and seven commercial saltwater injection wells. The following table sets forth certain information relating to each processing facility.


                                                                        AREA PERMITTED           APPROXIMATE
                                                                         FOR OILFIELD           SQUARE FOOTAGE
                                                                       WASTE PROCESSING            OF OFFICE
                    LOCATION                                             AND DISPOSAL              FACILITIES       OWNED/LEASED
Bateman Island, Louisiana..........................................      115 acres                  5,000             Leased
Bourg, Louisiana...................................................      140 acres                  5,000             Leased
Elm Grove, Louisiana...............................................      152 acres                    500             Owned
Mermentau, Louisiana...............................................      277 acres                 10,000             Owned
Bustamonte, Texas..................................................      120 acres                  1,000             Owned
San Isidro, Texas..................................................       80 acres                  1,000             Leased


         In addition to the facilities described above, we also own a facility in Lacassine, Louisiana consisting of approximately 8,000 square feet of office and equipment storage space and approximately 130 acres of undeveloped land that was previously used for landfarming of oilfield waste and naturally occurring radioactive material ("NORM"). In January 1997, we ceased accepting NORM at the Lacassine facility and began taking the steps necessary to close this facility in accordance with Louisiana law. In June 1999, the Louisiana Department of Environmental Quality certified the facility as closed. We also own a facility in Kansas City, Missouri that was previously used for storage and bulking of various hazardous wastes and a facility in Roseville, Michigan that was previously used for fuel blending and solvent recycling. The Kansas City and Roseville facilities have not been operational since 1992 and we have no plans to resume operations at either of these facilities.

         We own other real estate, buildings and physical properties that we use in our liquid waste collection operations. We also lease certain of our collection and transportation facilities and administrative offices.

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

ITEM 3.  LEGAL PROCEEDINGS

         In June 1999, we were notified that the Louisiana Department of Environmental Quality (LDEQ) was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement has been prepared by the parties and signed by the Company, but this settlement agreement will not become final until signed by the LDEQ and the Louisiana Attorney General. The terms of the settlement agreement have been published in accordance with Louisiana law and we anticipate that the settlement agreement will become final during the second quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain projects approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility.

         In the fourth quarter of 1999, the EPA notified us of certain alleged violations of RCRA by our Re-Claim facility in Shreveport, Louisiana. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although we dispute the EPA's allegations, we are attempting to negotiate a resolution with the EPA which may include a civil assessment, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the facility. We believe that the ultimate outcome of this proceeding will not have a material adverse effect on our business, results of operations or financial condition.

         The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing a plan for disposal of this waste. We have established a $2.5 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

         In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations made by five current and former employees at the facility that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.

         All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at December 31, 1999. See Note 3 to our consolidated financial statements. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

         After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law, including notifications to the Michigan Department of Environmental Quality ("MDEQ") and the EPA. We also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. We subsequently submitted to the EPA a workplan for the disposal of the PCB contaminated materials and decontamination of the affected equipment. We later entered into a consent order with the EPA that approved this workplan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. Our contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for business on February 1, 2000. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have made demand upon and are attempting to negotiate a resolution with National Steel regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility. We have recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or our insurers.

         Waste Management has asserted a claim against us for damages relating to our Detroit facility's alleged disposal of PCB contaminated waste at one of its landfills. Waste Management has submitted to the MDEQ and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. We have made demand upon National Steel for indemnification against any amounts ultimately determined to be owing by us to Waste Management as a result of our Detroit facility's delivery of PCB contaminated waste to Waste Management's landfill. We have also submitted a claim under our pollution liability insurance for losses incurred as a result of any such delivery. We have established a $1.3 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that we are responsible for disposing of any improperly delivered PCB contaminated waste, without offset for any anticipated recovery from National Steel or our insurers.

         As previously reported, our Detroit facility has been operating under interim status, as allowed by RCRA. Since we acquired the facility, we have been working with the MDEQ to obtain our final Part B permit. By letter dated September 17, 1999, the MDEQ notified us that it had determined that the facility's application for a Part B permit was not administratively complete and, therefore, the facility had lost its authority to process and dispose of hazardous waste. Shortly thereafter, the MDEQ issued two letters of warning ("LOWs") and a notice of violation ("NOV") to the facility identifying various alleged deficiencies in the facility's application for a Part B permit. We promptly notified the MDEQ that we disputed the allegations contained in the September 17, 1999 letter, the LOWs and the NOV. On October 7, 1999, we entered into a consent order with the MDEQ resolving the allegations set forth in the September 17, 1999 letter, the LOWs and the NOV. Under the terms of the consent order, the facility was required, among other things, to (i) submit to the MDEQ by November 22, 1999 additional drawings and workplans regarding the maintenance and operation of the facility and any revisions to the facility's Part B permit application necessitated by the consent order, (ii) submit to the MDEQ within certain specified time frames documentation establishing that certain cleanup work at the facility has been completed, and certain procedures have been implemented at the facility, and
(iii) pay $37,500 to the MDEQ in full settlement of the MDEQ's claims for certain civil fines and costs of surveillance and enforcement. We also agreed to reimburse the MDEQ for all future costs incurred by the MDEQ in overseeing the facility's compliance with the terms of the consent order. In December 1999, the MDEQ notified the facility that its application for a Part B permit was administratively complete. On February 1, 2000, after complying with all of the other terms and conditions of the consent order, the facility resumed its operations under interim status, as allowed by RCRA. We are currently working with the MDEQ to obtain a final Part B permit for the facility.

         During the fourth quarter of 1999, the EPA notified us that, as a result of the allegations giving rise to the investigation of our Detroit facility, it had determined that the facility was no longer eligible to receive waste generated as a result of removal or remedial activities under CERCLA. This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, we have asked the EPA to reconsider its determination and we are currently awaiting a response to this request. Although we believe that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would have an adverse impact upon the operations of the facility.

         In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We intend to make demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site. We have established a $125,000 reserve, recorded as an accrued liability, to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding.

         During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999, including purchasers of common stock in the Company's March 1999 offering. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company's Detroit facility and the Company's financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.

         In addition, one shareholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

         The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class action are without merit and the Company intends to vigorously defend itself and its officers and directors against these claims. Moreover, we believe that the shareholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders.

         During October and November of 1999, the California Department of Toxic Substances Control ("DTSC") inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although we dispute the alleged violations, we are attempting to negotiate a resolution with the DTSC. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, results of operations, or financial condition.

         Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Based upon the information currently available, we have established a reserve, recorded as an accrued liability, of $3.2 million to cover Romic's estimated costs for this site. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent order, however, due to the complex, ongoing and evolving process of investigating and remediating the facility, Romic's actual costs may exceed the amount reserved.

         Prior to its acquisition by the Company, Romic had been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the studies and remedial actions completed, we have established a reserve, recorded as an accrued liability, of $1.3 million to cover Romic's share of the estimated costs for these sites. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders, however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

         On August 7, 1998, we settled substantially all of the claims asserted against us in four lawsuits relating to our Bourg, Louisiana landfarm. Under the terms of the settlement, we agreed to expand the buffer zone and build a berm along the western boundary of our landfarm. The cost of these actions was not material to our operating results. The settlement did not resolve certain claims asserted against us by Acadian Shipyard, Inc., a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, we asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against us including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at our Bourg, Louisiana landfarm. We deny that we have any liability to Acadian and intend to vigorously defend against these claims. We do not believe that this action will have a material adverse effect on our business, results of operations, or financial condition.

         Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of our business, we have become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens' groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate, or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements. From time to time, we pay fines or penalties in governmental proceedings relating to our operations. We believe that these matters will not have a material adverse effect on our business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

         The Company and certain of our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.

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


                                                                         PRICE RANGE OF
                                                                          COMMON STOCK
                                                                          ------------

                                                                       HIGH          LOW

Year Ended December 31, 1998:

         First Quarter............................................    $20 3/4       $14 1/4
         Second Quarter...........................................     25 1/4        19
         Third Quarter............................................     23 1/8        14 5/8
         Fourth Quarter...........................................     23            14







Year Ended December 31, 1999:

         First Quarter............................................    $26 3/8       $19 1/2
         Second Quarter...........................................     21 7/8        17 9/16
         Third Quarter............................................     20 7/8         5 5/8
         Fourth Quarter...........................................      9 11/16       6 3/8


         The number of holders of record of common stock at March 28, 2000 was 246.

         We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes, including future acquisitions. We are also prohibited from declaring or paying cash dividends on our capital stock under the terms of our revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

         The consolidated balance sheet and income statement data below set forth our consolidated financial data as of December 31, 1998 and 1999, and for the years ended December 31, 1997, 1998 and 1999, derived from the consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The consolidated balance sheet and income statement data as of December 31, 1995, 1996 and 1997, and for the years ended December 31, 1995 and 1996, have been derived from the financial statements audited by Arthur Andersen LLP which do not appear in this report.

INCOME STATEMENT DATA:


                                                                               YEARS ENDED DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                            1995          1996          1997            1998          1999
                                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..........................................        $11,127       $14,285       $38,159       $ 121,460       $231,783
Operating expenses................................          9,776        11,369        21,353          79,027        165,773
Depreciation and amortization.....................            159           424         2,990           8,146         16,595
Selling, general and administrative expenses......            863         1,437         5,750          12,927         26,242
Special charges...................................             --            --            --              --         15,138
                                                          -------       -------       -------       ---------       --------
Income from operations............................            329         1,055         8,066          21,360          8,035
Interest and other expense, net...................            177           309         1,775           3,555          6,674
                                                          -------       -------       -------       ---------       --------
Income before provision for income taxes..........            152           746         6,291          17,805          1,361
Provision for income taxes........................             49           255         2,416           7,033          2,603
                                                          -------       -------       -------       ---------       --------
Net income (loss).................................        $   103       $   491       $ 3,875       $  10,772       $ (1,242)
                                                          =======       =======       =======       =========       ========
Basic earnings (loss) per share...................        $  0.06       $  0.23       $  0.65       $    1.04       $  (0.08)
Diluted earnings (loss) per share.................        $  0.06       $  0.23       $  0.55       $    0.93       $  (0.08)
Weighted average shares outstanding...............          1,700         2,117         5,937          10,317         15,324
Diluted weighted average shares outstanding.......          1,700         2,139         7,078          11,637         15,324


BALANCE SHEET DATA:


                                                                                  AS OF DECEMBER 31,
                                                          -------------------------------------------------------------------
                                                            1995          1996          1997            1998          1999
                                                                                       (IN THOUSANDS)
Working capital (deficit).........................        $  (576)      $   223       $ 2,122       $   2,936       $ 10,889
Total assets......................................           3007        46,851        55,016         252,165        369,083
Long-term obligations, including current
   maturities.....................................           2010        29,950        17,436          68,394        104,826
Stockholders' equity..............................           (358)        1,538        20,906         124,944        190,148


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION REVIEWS OUR OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 1999 AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE INFORMATION IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS-FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS" IN ITEM 1 OF THIS REPORT.

OVERVIEW

         Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with Statement of Financial Accounting Standards No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division includes the operations of Romic Environmental Technologies Corporation and two other subsidiaries (USL City Environmental, Inc., and USL City Environmental Services of Florida, Inc.) that were acquired during 1998 and were previously included as part of the Wastewater Division.

         The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

         The Commercial Wastewater Division generated $153.8 million, or 66.3%, of our revenues for the year ended December 31, 1999. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, and bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

         The Industrial Wastewater Division generated $59.5 million, or 25.7%, of our revenues for the year ended December 31, 1999. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

         The Oilfield Waste Division generated $18.5 million, or 8.0%, of our revenues for the year ended December 31, 1999. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

         Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division. As described in "Business-Operations and Services Provided-Oilfield Waste Division," in September 1998, we entered into a 33-month agreement with Newpark. In this agreement, Newpark agreed to pay us at least $30.0 million. Newpark paid us $6.0 million in 1998 and an additional $11.0 million of this amount in 1999. The remaining amounts are required to be paid to us in monthly installments continuing through June 2001. These payments will permit Newpark to deliver to us at no additional cost specified amounts of oilfield waste for processing and disposal.

         During the third and fourth quarters of 1999, we recorded special charges in the amount of $15.1 million. The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated materials improperly delivered to our Detroit facility, the decontamination of certain of our equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to our acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by our Re-Claim facility in Shreveport, Louisiana, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, net of $443,000 received from our insurance carrier for submitted claims, (iii) $2.0 million for fines imposed or expected to be imposed by regulatory authorities relating to the operations of our Re-Claim facility, (iv) $1.7 million for legal and professional fees we have incurred or expect to incur for matters arising in connection with the governmental proceedings relating to our Detroit and Re-Claim facilities and the purposed securities class action and shareholder derivative action arising therefrom,
(v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur as a result of the temporary cap on our revolving credit facility and its related effects on our acquisition program, (vi) $1.0 million for the cleanup of a spill at our Re-Claim facility caused by an act of vandalism, (vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, the temporary cap on our revolving credit facility and its related effects on our acquisition program, and (viii) $139,000 for other costs related to the operations of our Detroit and Re-Claim facilities. These special charges reduced net income by $10.4 million (net of taxes), or $0.68 per share, for the fiscal year ended December 31, 1999.

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

         Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 11.5% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are amortized over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

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

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES. Revenues for the year ended December 31, 1999 increased $110.3 million, or 90.8%, from $121.5 million for the year ended December 31, 1998 to $231.8 million for the year ended December 31, 1999. The Commercial Wastewater Division contributed $85.2 million, or 70.1%, of 1998 revenues and $153.8 million, or 66.3%, of 1999 revenues. Collection and processing fees generated $57.0 million, or 67.0%, and $123.5 million, or 80.3%, of the Commercial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from collection and processing of waste increased $66.5 million due to acquisitions completed in late 1998 and during 1999. By-product sales generated the remaining $28.2 million, or 33.0%, and $30.3 million, or 19.7%, of the Commercial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from the sale of by-products increased $2.1 million, or 7.4%, primarily as a result of the acquisition of Royal Recycling, Ltd. offset by the sale of the fats and oils distribution business in December 1998.

         The Industrial Wastewater Division contributed $18.9 million, or 15.6%, of 1998 revenues and $59.5 million, or 25.7%, of 1999 revenues. Collection and processing fees generated $18.9 million, or 99.9%, and $54.5 million, or 91.6%, of the Industrial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from collection and processing of waste increased $35.6 million due primarily to the acquisition of Romic Environmental in January 1999. By-product sales generated the remaining $5.0 million, or 8.4%, of the Industrial Wastewater Division's revenues for 1999. Revenue from the sale of by-products increased $5.0 million as a result of the acquisition of Romic Environmental. The increase in revenues of the Industrial Wastewater Division would have been greater still but for the temporary closure of our Detroit facility commencing on August 25, 1999. Revenues from the Detroit facility for the six month periods ended December 31, 1998 and 1999 were $12.2 million and $4.1 million, respectively.

         The Oilfield Waste Division contributed $17.4 million, or 14.3%, of 1998 revenues and $18.5 million, or 8.0%, of 1999 revenues. The Oilfield Waste Division's revenues increased $1.1 million, or 6.3%, due primarily to the restructuring of our agreement with Newpark Resources in September 1998.

         OPERATING EXPENSES. Operating expenses increased $86.8 million, or 110.0%, from $79.0 million for the year ended December 31, 1998 to $165.8 million for the year ended December 31, 1999. As a percentage of revenues, operating expenses increased from 65.1% in 1998 to 71.5% in 1999. This increase was due primarily to the continued growth of the Commercial Wastewater and Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division, and the decrease in revenues without a proportionate decrease in operating expenses at our Detroit facility.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $8.5 million, or 105.0%, from $8.1 million for the year ended December 31, 1998 to $16.6 million for the year ended December 31, 1999. As a percentage of revenues, depreciation and amortization expenses increased from 6.7% in 1998 to 7.2% in 1999. This increase was attributable primarily to the decrease in revenues from our Detroit facility with no corresponding decrease in depreciation and amortization expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $13.3 million, or 103.1%, from $12.9 million for the year ended December 31, 1998 to $26.2 million for the year ended December 31, 1999. As a percentage of revenues, selling, general and administrative expenses were 10.6% in 1998 and 11.3% in 1999. This increase resulted primarily from the decrease in revenues from our Detroit facility without a proportionate decrease in selling, general and administrative expenses.

         INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $3.1 million, or 86.1%, from $3.6 million for the year ended December 31, 1998 to $6.7 million for the year ended December 31, 1999. This increase resulted primarily from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1998 and 1999.

         INCOME TAXES. The provision for income taxes decreased $4.4 million, or 62.9%, from $7.0 million in 1998 to $2.6 million in 1999 as a result of decreased taxable income. The effective tax rate for 1998 was 39.5%, compared to a 191.3% rate for 1999. The tax rate increase was due to the increased proportion of nondeductible expenses relative to pretax book income, as well as the recording of a valuation reserve on state tax losses generated at our Re-Claim facility in Shreveport, Louisiana.

YEARS ENDED DECEMBER 31, 1998 AND 1997

         REVENUES. Revenues for the year ended December 31, 1998 increased $83.3 million, or 218.3%, from $38.2 million for the year ended December 31, 1997 to $121.5 million for the year ended December 31, 1998. The Commercial Wastewater Division contributed $18.3 million, or 47.7%, of 1997 revenues and $85.2 million, or 70.1%, of 1998 revenues. Collection and processing fees generated $5.7 million, or 31.3%, and $57.0 million, or 67.0%, of the Commercial Wastewater Division's revenues for 1997 and 1998, respectively. Revenues from collection and processing of waste increased $51.3 million due to acquisitions completed during 1998 and the fourth quarter of 1997, as well as increased pricing. By-product sales generated the remaining $12.5 million, or 68.7%, and $28.2 million, or 33.0%, of the Commercial Wastewater Division's revenues for 1997 and 1998, respectively. Revenues from the sale of by-products increased $15.8 million, or 126.4%, as a result of acquisitions completed in 1998 and the fourth quarter of 1997. However, sales of fats, oils and feed proteins decreased $1.2 million, or 9.7%, from 1997 to 1998 due to a reduction in commodities prices.

         The Industrial Wastewater Division contributed $18.9 million, or 15.6%, of 1998 revenues. Collection and processing fees generated virtually all of the Industrial Wastewater Division's revenues for 1998. All of the entities whose operations are included in the

Industrial Wastewater Division were acquired during 1998 and 1999 and, therefore, the Industrial Wastewater Division did not contribute any revenues in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

         We had net working capital of $10.9 million at December 31, 1999, compared to net working capital of $2.9 million at December 31, 1998. This increase in working capital was due primarily to the growth in revenues, which resulted in increased accounts receivable. Cash flows from operations were $14.0 million and $3.0 million for the years ended December 31, 1998 and 1999, respectively. This significant change in cash flows was primarily attributable to decreased earnings of the Detroit facility.

          Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At December 31, 1999, approximately $5.3 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures made during 1999 for our continuing operations were $17.2 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for 2000 are estimated at approximately $21.2 million. Approximately $12.7 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $4.8 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $3.2 million is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $0.5 million will be used for software and computer upgrades at our corporate headquarters.

         At December 31, 1999, we had a $4.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $8.8 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities. As of December 31, 1999, we also had a $4.5 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.

         During the third and fourth quarters of 1999, we recorded special charges in the amount of $15.1 million. The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated materials improperly delivered to our Detroit facility, the decontamination of certain of our equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to our acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by our Re-Claim facility in Shreveport, Louisiana, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, net of $443,000 received from our insurance carrier for submitted claims, (iii) $2.0 million for fines imposed or expected to be imposed by regulatory authorities relating to the operations of our Re-Claim facility, (iv) $1.7 million for legal and professional fees we have incurred or expect to incur for matters arising in connection with the governmental proceedings relating to our Detroit and Re-Claim facilities and the purposed securities class action and shareholder derivative action arising therefrom,
(v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur as a result of the temporary cap on our revolving credit facility and its related effects on our acquisition program, (vi) $1. 0 million for the cleanup of a spill at our Re-Claim facility caused by an act of vandalism, (vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, the temporary cap on our revolving credit facility and its related effects on our acquisition program, and (viii) $139,000 for other costs related to the operations of our Detroit and Re-Claim facilities. We have made demand upon and are attempting to negotiate a resolution with National Steel Corporation regarding (a) the damages suffered by our Detroit facility, and (b) the alleged damages suffered by Waste Management's landfill, in each case as a result of National Steel's subsidiary's failure to disclose that its waste was contaminated with PCBs. In addition, we have submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of our Detroit facility.

         All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at December 31, 1999. See Note 3 to our consolidated financial statements. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

         Our provision for bad debts increased $2.6 million, or 742.9%, from $350,000 for the year ended December 31, 1998 to $2.9 million for the year ended December 31, 1999. This significant increase was due primarily to the refusal of certain of our Detroit facility's customers to pay for services provided, as well as our evaluation of other uncollectible balances on past due receivables at other facilities.

         We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. As a result of the PCB contamination occurring at our Detroit facility, a question arose whether we were in compliance with certain covenants under the credit facility. In October 1999, the banks granted us a waiver until January 14, 2000 of any such non-compliance arising out of the PCB contamination. On January 14, 2000, the terms of the revolving credit facility were amended to, among other things, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and require bank approval of a broader scope of acquisition transactions. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $110 million. This cap will be increased to $125 million at such time as the earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA contained in the Company's budgets on a year-to-year basis as of the end of any month ending on or after March 31, 2000. Thereafter, the cap will increase to $150 million and to $175 million at such time as the EBITDA for our Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA contained in the Company's budgets on a year-to-date basis as of the end of any month ending on or after June 30, 2000 and October 31, 2000, respectively. The amount of the credit facility will be reinstated to $225 million when the environmental issues relating to our Detroit facility (including the PCB contamination and the investigation of the facility by the FBI and the EPA) have been resolved in a manner reasonably satisfactory to the banks. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisitions if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million. At such time as the amount that can be borrowed under the credit facility is increased to $150 million, the banks' consent for an acquisition will be required only if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $5.0 million.

         The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At December 31, 1999, we had borrowed approximately $93.0 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case, plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flow. As of December 31, 1999, amounts outstanding under the credit facility were accruing interest at approximately 9.2% per year.

         During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is to be repaid in 60 monthly installments of principal and interest at 8.1%.

         In September 1999, we repurchased and immediately cancelled 386,114 shares of our common stock for an aggregate purchase price of $3.0 million.

         Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. As described above, the terms of our revolving credit facility currently impose significant limitations on our ability to use borrowed funds to pay for acquisitions. In addition, the current price level of our common stock makes raising additional equity capital for acquisitions or debt repayment unattractive. Consequently, we anticipate consummating very few, if any, acquisitions during the first six months of 2000.

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

YEAR 2000

         Our Year 2000 compliance program consisted of three phases: identification and assessment; remediation; and testing, each of which phases was completed prior to December 31, 1999. As of the date of this report, we have not experienced any significant impact on our operations from the Year 2000, nor have we experienced any significant disturbances or interruptions in our ability to transact business with our customers, suppliers and service providers. We did not incur any material costs in implementing our Year 2000 compliance program.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of December 31, 1999, $93.0 million and $2.5 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of December 31, 1999, amounts outstanding under the revolving credit facility were accruing interest at approximately 9.2% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.1% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding at the end of 1999 would approximate 78 basis points. Such an increase in interest rates would increase our interest expense by approximately $725,000 assuming the amount of debt outstanding remains constant.

         The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in revenue volumes that could be indirectly attributed to changes in interest rates. The actions that management would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2000.

                                     PART IV

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

(b)      Reports on Form 8-K

         None

(c)      Exhibits:

              Exhibit
                 No.                               Description
                 ---                               -----------
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


                 4.2             -- Second Amended and Restated Credit
                                    Agreement, dated February 3, 1999, among U S
                                    Liquids Inc., various financial institutions
                                    and Bank of America National Trust and
                                    Savings Association, as Agent. (Exhibit 4.2
                                    of the U S Liquids Inc. Registration Statement
                                    on Form S-3 (File No. 333-72403), effective March
                                    11, 1999, is hereby incorporated by reference).

                +4.3             -- First Amendment to Second Amended and
                                    Restated Credit Agreement, dated April
                                    22, 1999, among U S Liquids Inc., various
                                    financial institutions and Bank of America
                                    National Trust and Savings Association, as
                                    Agent.

                +4.4             -- Second Amendment to Second Amended and
                                    Restated Credit Agreement, dated January
                                    14, 2000, among U S Liquids Inc., various
                                    financial institutions and Bank of America
                                    National Trust and Savings Association,
                                    as Agent.

                 4.5             -- Security Agreement, dated December 17,
                                    1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America
                                    National Trust and Savings Association.
                                    (Exhibit 4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

                 4.6             -- Company Pledge Agreement, dated December
                                    17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association. (Exhibit 4.7 of the
                                    Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

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

              + 10.8             -- Amendment to Option Agreement, dated
                                    January 10, 2000, among U S Liquids Inc.,
                                    Newpark Resources, Inc. and Newpark
                                    Environmental Services, Inc.

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

                10.25            -- Estoppel, Waiver and Amendment Agreement,
                                    dated June 16, 1997, between Sanifill, Inc.
                                    and U S Liquids Inc. (Exhibit 10.27 of the U
                                    S Liquids Inc. Registration Statement on
                                    Form S-1 (File No. 333- 30065), effective
                                    August 19, 1997, is hereby incorporated by reference).

                10.26            -- Stock Purchase Agreement between U S
                                    Liquids Inc., Romic Environmental
                                    Technologies Corporation, H. Michael
                                    Schneider, Peter D. Schneider, Thomas R.
                                    Schneider, Barbara R. Morrison, Custodian for Justin W. Morrison, Barbara R. Morrison,
                                    Custodian for Melissa L. Morrison, Barbara
                                    Morrison, Michael R. Schneider, Custodian for Bridgette M. Schneider, Laura Schneider,
                                    Peter D. Schneider, Custodian for Patrick
                                    Keil Schneider, Peter D. Schneider,
                                    Custodian for Keil Patrick Schneider, Thomas
                                    R. Schneider, Custodian for Jessica L.
                                    Schneider, Thomas R. Schneider, Custodian for Brandon T. Schneider, Loreen Schneider,
                                    John Morrison, and H. Michael Schneider and
                                    Lisa L. Schneider, Trustees for Schneider
                                    Living Trust dated 12/28/81 (Exhibit 2.1 to the Form 8-K filed on January 29, 1999 is hereby incorporated by reference).

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

              +*10.32            -- Employment Agreement, dated September 1,
                                    1999, between U S Liquids Inc. and Harry O.
                                    Nicodemus IV.

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

                10.34            -- Noncompetition Agreement of September 16,
                                    1998 between U S Liquids Inc. and Newpark
                                    Resources, Inc. (Exhibit 99.3 to the Form
                                    8-K filed on September 25, 1998 is hereby incorporated by reference).

               *10.35            -- Employment Agreement, dated July 2, 1997,
                                    between U S Liquids Inc. and Michael P.
                                    Lawlor (Exhibit 10.40 of the U S Liquids
                                    Inc. Registration Statement on Form S-1
                                    (File No. 333-30065), effective August 19,
                                    1997, is hereby incorporated by reference).


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

                10.39            -- Stock Distribution Agreement, dated June
                                    16, 1997, between U S Liquids Inc. and
                                    William M. DeArman (Exhibit 10.39 of the U S
                                    Liquids Inc. Registration Statement on Form
                                    S-1 (File No. 333- 30065), effective August
                                    19, 1997, is hereby incorporated by
                                    reference).

                +21.1            -- List of subsidiaries of U S Liquids Inc.

                +23.1            -- Consent of Arthur Andersen LLP.

                +27.1            -- Financial Data Schedule.

--------------------
+ Filed herewith
* Management Contract

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  U S Liquids Inc.

Date:      March 28, 2000             By: /s/ Michael P. Lawlor
                                          --------------------------------------
                                              Michael P. Lawlor
                                              Chairman of the Board and
                                              Chief Executive Officer

Date:      March 28, 2000             By: /s/ W. Gregory Orr
                                          --------------------------------------
                                              W. Gregory Orr
                                              Director, President and
                                              Chief Operating Officer

Date:      March 28, 2000             By: /s/ Earl J. Blackwell
                                          --------------------------------------
                                              Earl J. Blackwell
                                              Chief Financial Officer,
                                              Senior Vice President and
                                              Secretary

Date:      March 28, 2000             By: /s/ Harry O. Nicodemus, IV
                                          --------------------------------------
                                              Harry O. Nicodemus, IV
                                              Vice President and Controller

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 28, 2000             By: /s/ Michael P. Lawlor
                                          --------------------------------------
                                              Michael P. Lawlor
                                              Chairman of the Board of
                                              Directors

Date:      March 28, 2000             By: /s/ W. Gregory Orr
                                          --------------------------------------
                                              W. Gregory Orr
                                              Director

Date:      March 28, 2000             By: /s/ William A. Rothrock, IV
                                          --------------------------------------
                                              William A. Rothrock, IV
                                              Director



Date:      March 28, 2000             By: /s/ James F. McEneaney, Jr.
                                          --------------------------------------
                                              James F. McEneaney, Jr.
                                              Director

Date:      March 28, 2000             By: /s/ Alfred Tyler 2nd
                                          --------------------------------------
                                              Alfred Tyler 2nd
                                              Director

Date:      March 28, 2000             By: /s/ John N. Hatsopoulos
                                         ---------------------------------------
                                              John N. Hatsopoulos
                                              Director

Date:      March 28, 2000             By: /s/ Roger A. Ramsey
                                         ---------------------------------------
                                              Roger A. Ramsey
                                              Director

                          INDEX TO FINANCIAL STATEMENTS

U S  LIQUIDS INC.

   Report of Independent Public Accountants................................   F-2

   Consolidated Balance Sheets.............................................   F-3

   Consolidated Statements of Operations...................................   F-4

   Consolidated Statements of Stockholders' Equity.........................   F-5

   Consolidated Statements of Cash Flows...................................   F-6

   Notes to Consolidated Financial Statements..............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S Liquids Inc.:

We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 1998 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



ARTHUR ANDERSEN LLP

Houston, Texas
February 28, 2000

                                           U S LIQUIDS INC.

                                     CONSOLIDATED BALANCE SHEETS
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                 ASSETS                                                   DECEMBER 31,
                                                                                                  -----------------------------
                                                                                                     1998              1999
                                                                                                  ------------      -----------
CURRENT ASSETS:

   Cash and cash equivalents.................................................................        $  3,285         $  3,398
   Accounts receivable, less allowances of  $1,677 and $3,063, respectively..................          29,123           40,098
   Inventories...............................................................................             672            2,029
   Prepaid expenses and other current assets.................................................           5,416           12,653
                                                                                                     --------         --------
      Total current assets...................................................................        $ 38,496         $ 58,178

PROPERTY, PLANT AND EQUIPMENT, net...........................................................          85,958          115,625
INTANGIBLE ASSETS, net ......................................................................         125,871          193,033
OTHER ASSETS, net............................................................................           1,840            2,247
                                                                                                     --------         --------
      Total assets...........................................................................        $252,165         $369,083
                                                                                                     --------         --------
                                                                                                     --------         --------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Current maturities of long-term obligations...............................................        $  4,004         $  5,327
   Accounts payable..........................................................................          11,611           15,239
   Accrued liabilities.......................................................................          15,445           22,923
   Current portion of contract reserve.......................................................           4,500            4,500
                                                                                                     --------         --------
      Total current liabilities..............................................................        $ 35,560         $ 47,989

LONG-TERM OBLIGATIONS, net of current maturities.............................................          64,390           99,499
PROCESSING RESERVE...........................................................................           5,747            4,630
CLOSURE AND REMEDIATION RESERVES.............................................................           4,952            8,878
CONTRACT RESERVE, net of current portion ....................................................          14,421           11,566
DEFERRED INCOME TAXES........................................................................           2,151            6,373
                                                                                                     --------         --------
      Total liabilities......................................................................        $127,221         $178,935

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding          $      -         $      -
   Common stock, $.01 par value, 30,000,000 shares authorized, 12,497,946 and 15,780,868
      shares issued and outstanding, respectively............................................             125              158
   Additional paid-in capital................................................................         110,404          176,859
   Retained earnings.........................................................................          14,415           13,173
   Accumulated Other Comprehensive Loss
      Foreign currency translation adjustment ...............................................               -              (42)
                                                                                                     --------         --------
        Total stockholders' equity...........................................................        $124,944         $190,148
                                                                                                     --------         --------
        Total liabilities and stockholders' equity...........................................        $252,165         $369,083
                                                                                                     --------         --------
                                                                                                     --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                                     U S LIQUIDS INC.

                            CONSOLIDATED STATEMENTS OF OPERATIONS
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------
                                                                                1997             1998              1999
                                                                              ---------        ---------         --------

REVENUES........................................................              $ 38,159          $121,460         $231,783
OPERATING EXPENSES..............................................                21,353            79,027          165,773
DEPRECIATION & AMORTIZATION.....................................                 2,990             8,146           16,595
SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES....................................................                 5,750            12,927           26,242
SPECIAL CHARGES.................................................                     -                 -           15,138
                                                                              --------          --------         --------
INCOME FROM OPERATIONS..........................................              $  8,066          $ 21,360         $  8,035
INTEREST EXPENSE, net...........................................                 1,734             3,517            6,803
OTHER (INCOME) EXPENSE, net.....................................                    41                38             (129)
                                                                              --------          --------         --------
INCOME BEFORE PROVISION FOR INCOME TAXES.......................               $  6,291          $ 17,805         $  1,361
PROVISION FOR INCOME TAXES......................................                 2,416             7,033            2,603
                                                                              --------          --------         --------
NET INCOME (LOSS)...............................................              $  3,875          $ 10,772         $ (1,242)
                                                                              --------          --------         --------
                                                                              --------          --------         --------
Basic Earnings (Loss) per Common Share..........................              $   0.65          $   1.04         $  (0.08)
                                                                              --------          --------         --------
                                                                              --------          --------         --------
Diluted Earnings (Loss) per Common Share........................              $   0.55          $   0.93         $  (0.08)
                                                                              --------          --------         --------
                                                                              --------          --------         --------
Weighted Average Common Shares Outstanding......................                 5,937            10,317           15,324
                                                                              --------          --------         --------
                                                                              --------          --------         --------
Weighted Average Common and Common Equivalent Shares
    Outstanding.................................................                 7,078            11,637           15,324
                                                                              --------          --------         --------
                                                                              --------          --------         --------

The accompanying notes are an integral part of these consolidated financial statements.

                                US LIQUIDS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                                                                                   ACCUM.
                                         COMPRE-                                       ADDITIONAL  COMPRE-                TOTAL
                                         HENSIVE   PREFERRED STOCK     COMMON STOCK     PAID-IN    HENSIVE  RETAINED  STOCKHOLDERS'
                                          LOSS    SHARES     AMOUNT  SHARES    AMOUNT   CAPITAL     LOSS    EARNINGS      EQUITY
                                          ------  ------     ------  ------    ------   -------     ------  --------      ------
BALANCE, December 31, 1996                     -      10       $ 10   5,239     $ 52   $  1,379        -    $    97   $  1,538
  Distributions equal to the
  current income taxes of
  limited liability corporation                -       -          -       -        -          -        -       (171)      (171)
  Preferred stock dividends                    -       -          -       -        -          -        -        (16)       (16)
  Warrants issued in connection
  with initial public offering                 -       -          -       -        -        551        -          -        551
  Common stock issued in initial
  public offering, net of
  offering costs                               -       -          -   1,725       17     13,497        -          -     13,514
  Retirement of preferred stock                -     (10)       (10)      -        -          -        -          -        (10)
  Common stock issued in
  acquisitions                                 -       -          -     283        3      1,579        -       (142)     1,440
  45,000 warrants issued in
  connection with consulting
  agreement                                    -       -          -       -        -        184        -          -        184
  Common stock options exercised               -       -          -      56        1          -        -          -          1
  Net income                                   -       -          -       -        -          -        -      3,875      3,875
                                         -------     ---       ----  ------     ----   --------     ----    -------   --------

BALANCE, December 31, 1997                     -       -       $  -   7,303    $  73   $ 17,190        -    $ 3,643   $ 20,906
  20,000 warrants issued in
  connection with acquisition                  -       -          -       -        -        132        -          -        132
  Common stock issued in
  secondary public offering,
  net of offering costs                        -       -          -   3,450       35     60,318        -          -     60,353
  Common stock issued in
  acquisitions                                 -       -          -   1,634       16     32,639        -          -     32,655
  Common stock options exercised               -       -          -     111        1        125        -          -        126
  Net income                                   -       -          -       -        -          -        -     10,772     10,772
                                         -------     ---       ----  ------     ----   --------     ----    -------   --------

BALANCE, December 31, 1998                     -       -       $  -  12,498    $ 125   $110,404        -    $14,415   $124,944
  Common stock issued in
  secondary public offering,
  net of offering costs                        -       -          -   2,875       29     56,463        -          -     56,492
  Common stock issued for
  acquisitions                                 -       -          -     636        6     12,846        -          -     12,852
  Common stock options and
  warrants exercised                           -       -          -     158        2        142        -          -        144
  Repurchase and cancellation
  of common stock                              -       -          -    (386)      (4)    (2,996)       -          -     (3,000)
Comprehensive Loss:
  Foreign currency translation
  adjustments                            $   (42)                                                   $(42)                  (42)
  Net loss                                (1,242)      -          -       -        -          -        -     (1,242)    (1,242)
                                         -------

                                         $(1,284)      -          -       -        -          -        -          -          -
                                         =======     ---       ----  ------     ----   --------     ----    -------   --------

BALANCE, December 31, 1999                             -       $  -  15,781     $158   $176,859     $(42)   $13,173   $190,148
                                                     ===       ====  ======     ====   ========     ====    =======   ========

The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                              YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                    1997               1998             1999
                                                                                --------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).....................................................               $  3,875        $   10,772         $  (1,242)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization......................................                  2,990             8,146            16,595
   Non-cash compensation recorded through issuance of warrants........                    184                 -                 -
   Net (gain) loss on sale of property, plant, and equipment .........                    (65)             (147)              122
   Deferred income tax provision (benefit)............................                     64             1,995              (340)
   Changes in operating assets and liabilities, net of amounts acquired:
      Accounts receivable, net........................................                     68            (8,406)           (4,196)
      Inventories.....................................................                   (228)            1,017              (745)
      Prepaid expenses and other current assets.......................                    479            (3,909)           (2,426)
      Intangible assets...............................................                    (31)              112              (785)
      Other assets....................................................                   (479)             (774)             (778)
      Accounts payable and accrued liabilities........................                   (784)            6,622               (1)
      Closure, remediation and processing reserves....................                   (503)           (1,406)           (3,193)
                                                                                --------------     -------------    --------------
        Net cash provided by operating activities.....................               $  5,570        $   14,022         $   3,011
                                                                                --------------     -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment.........................               $ (4,829)       $  (14,347)        $ (17,223)
   Proceeds from sale of property, plant, and equipment...............                    206             1,143             1,688
   Net cash  paid for acquisitions....................................                 (3,234)         (101,648)          (69,177)
                                                                                --------------     -------------    --------------
        Net cash used in investing activities.........................               $ (7,857)       $ (114,852)        $ (84,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments to stockholders and related parties.......................               $   (465)       $        -             $   -
   Proceeds from issuance of long-term obligations....................                 15,593           103,326            96,270
   Principal payments on long-term obligations........................                (30,111)          (61,893)          (68,050)
   Preferred stock dividends paid.....................................                    (16)                -                 -
   Payments to retire preferred stock.................................                    (10)                -                 -
   Proceeds from initial public offering of common stock, net of
      offering costs..................................................                 14,065                 -                 -
   Repurchase and cancellation of common stock........................                      -                 -            (3,000)
   Proceeds from additional public offerings of common stock, net of
      offering costs..................................................                      -            60,353            56,492
   Proceeds from exercise of stock options............................                      1               126               144

   Distributions equal to the current income taxes of limited
     liability corporation............................................                   (171)                -                 -
                                                                                --------------     -------------    --------------
       Net cash provided by (used in) financing activities............               $ (1,114)       $  101,912         $  81,856
                                                                                --------------     -------------    --------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS                         -                 -         $     (42)
                                                                                --------------     -------------    --------------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS .......................................................               $ (3,401)       $    1,082         $     113
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD.............................................................                  5,604             2,203             3,285
                                                                                --------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD............................               $  2,203        $    3,285         $   3,398
                                                                                ==============     =============    ==============
SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest.............................................               $  2,169        $    2,266         $   6,870
   Cash paid for income taxes.........................................                  2,745             5,310             5,786
   Assets acquired under capital leases...............................                      -               164             2,723
   Liabilities issued and assumed related to acquisitions.............                  1,340             9,322             8,293
   Common stock, warrants and options issued for acquisitions.........                  1,440            32,787            12,852

The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BUSINESS AND ORGANIZATION:

         U S Liquids Inc. and subsidiaries (collectively "U S Liquids" or the "Company") was founded November 18, 1996, and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as "Campbell Wells" or "the Predecessor" to the extent of the operations so acquired) which were wholly owned subsidiaries of Sanifill, Inc. ("Sanifill") through a transaction accounted for as a purchase. The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Wastewater Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa companies" or "Mesa") and American WasteWater ("AWW"). The acquisitions of Mesa and AWW were accounted for under the pooling-of-interests method of accounting. The Wastewater Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams. During 1998 and 1999 the Company continued acquiring companies, principally for the Wastewater Division. As of July 1, 1999 the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and non-hazardous wastes, while the Commercial Wastewater Division handles nonhazardous wastes.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions. The consolidated financial statements for 1997 represent the operations of the Company, including the combined revenues and net income of Mesa and AWW for the pre-acquisition periods in 1997 of $7,291,000 and $539,000, respectively, as well as all other acquired companies' operations in 1997, 1998 and 1999 from their respective dates of acquisition.

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

CONCENTRATIONS OF CREDIT RISK

         Accounts receivable potentially subject the Company to concentrations of credit risk. There were no customers representing balances in excess of 10 percent of the Company's total accounts receivable at December 31, 1998 or 1999. Sales to two customers represented 22 percent and 17 percent, respectively, of total revenues for the year ended December 31, 1997. No customer represented more than 10 percent of total revenues for the year ended December 31, 1998 or 1999.

                                U S LIQUIDS INC.

         In 1997 the Company's customers were concentrated in the oil and gas industry in Louisiana and Texas, the collection of liquid waste in Louisiana and Texas and the chemical processing and livestock feed industries in Mexico. In 1998, the Company expanded its industry and geographic customer base through the acquisitions of several businesses. However, the amount of revenues generated from customers in the Louisiana and Texas markets remained significant. Total sales to customers in Mexico represented 31 percent and 9 percent of total revenues for the years ended December 31, 1997, and 1998, respectively. Due to the sale in December 1998 of the assets used in the distribution of grease by-products, there were no sales to customers in Mexico in 1999. Sales to Mexican customers were dollar-denominated and were primarily secured by letters of credit. See Note 17.

         Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. The activity in the allowance for doubtful accounts is as follows (in thousands):

                                                    BALANCE     BEGINNING
                                                      AT        BALANCE OF                              BALANCE AT
                                                   BEGINNING    PURCHASED    CHARGED TO                   END OF
                                                   OF PERIOD    COMPANIES     EXPENSE      WRITE-OFFS     PERIOD
                                                   ---------    ---------    ----------    ----------   ----------
Year ended December 31, 1997.....................  $     265    $      35   $      86      $     (44)    $    342

Year ended December 31, 1998.....................  $     342    $   1,609   $     350      $    (624)    $  1,677

Year Ended December 31, 1999.....................  $   1,677    $     742   $   2,923      $  (2,279)    $  3,063

INVENTORIES

         Inventories are stated at the lower of cost or market and, at December 31, 1998 and 1999, consisted of processed by-products of $378,000 and $1,490,000, respectively, and unprocessed by-products of $294,000 and $539,000, respectively. Cost is determined using the first-in, first-out
(FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to operations as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income or expense. Depreciation is computed using the straight-line method. The Company periodically reviews its properties for possible impairment, which is calculated based on the undiscounted cash flows to be generated from the applicable asset, whenever events or changes in circumstances might indicate that the carrying amount of an asset may not be recoverable.

INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill), permits and deposits. The Company evaluates the useful life of goodwill for each acquisition, which is amortized on a straight-line basis generally over forty years. Management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment based on the undiscounted cash flows associated with the asset compared to the carrying amount of that asset. Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or affect the recoverability of goodwill in any of its business units.

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

                                U S LIQUIDS INC.

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

CLOSURE AND REMEDIATION RESERVES

        As of December 31, 1998 and 1999, the closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of the Company's landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. Management periodically reviews the level of these reserves and will adjust such reserves if estimated costs change over the remaining estimated life of the facilities.

REVENUE RECOGNITION

        The Company recognizes revenue from processing services when material is unloaded at the Company's facilities, if delivered by the customer, or at the time the service is performed, if the Company collects the materials from the customer's location. The Company recognizes revenue at the time the Company's facilities accept the waste because the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to the Company. By-product sales are recognized when the by-product is shipped to the buyer.

        On December 3, 1999 the United States Securities and Exchange Commission ("SEC") staff released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company has reviewed its revenue recognition procedures for each business segment and is satisfied that it is in compliance with the requirements of SAB No. 101.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the LIBOR rate.

TRANSLATION OF FOREIGN CURRENCY

        The U.S. dollar is the functional currency for substantially all of the Company's consolidated operations. For certain wholly-owned foreign equity investments, the functional currency is the local currency. The accumulated translation effects for equity investments using functional currencies other than the U.S. dollar are included in the foreign currency translation adjustment in stockholders' equity. For these operations, all gains and losses from currency translations are included in comprehensive loss. Prior to 1999 the Company had no foreign investments.

                                U S LIQUIDS INC.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998 the FASB issued SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities". In June 1999, the FASB issued SFAS 137, which amended the effective adoption date of SFAS 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2001. The Company is currently evaluating the impact of SFAS No. 133 on its future results of operations and financial position.

OTHER

        Certain prior year amounts have been reclassified to conform with the current year presentation.

3.      SPECIAL CHARGES

        During the third and fourth quarters of 1999, the Company recorded special charges in the amount of $15.1 million. The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated material improperly delivered to the Company's Detroit facility, the decontamination of certain equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to the facility's acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by the Company's Re-Claim facility in Shreveport, Louisiana, which waste is the subject of a dispute between the Company and the Environmental Protection Agency ("EPA") as to the proper method of disposal, net of $443,000 received from the Company's insurance carrier for submitted claims, (iii) $2.0 million for fines imposed or expected to be imposed by regulatory authorities relating to the operations of the Re-Claim facility, (iv) $1.7 million for legal and professional fees incurred or expected to be to incurred for matters arising in connection with the governmental proceedings relating to the Detroit and Re-Claim facilities and the purposed securities class action and shareholder derivative action arising therefrom, (v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur because of the temporary cap on the Company's revolving credit facility and its related effects on the Company's acquisition program, (vi) $1.0 million for the cleanup of a spill at the Re-Claim facility caused by an act of vandalism,
(vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, the temporary cap on the Company's revolving credit facility and its related effects on the Company's acquisition program, and (viii) $139,000 for other costs related to the operations of the Detroit and Re-Claim facilities. These special charges reduced net income by $10.4 million (net of taxes), or $0.68 per share, for the fiscal year ended December 31, 1999. As of December 31, 1999, $9.5 million of these special charges remained in accrued liabilities. See Note 8. See Note 18, "Regulatory Proceedings" for further discussion of incidents giving rise to certain of the special charges. See Note 13 for further discussion of the temporary cap on the Company's revolving credit facility.

4.      ACQUISITIONS:

1997 ACQUISITIONS

        During the fourth quarter of 1997 the Company completed five acquisitions. The acquisitions were accounted for under the purchase method of accounting, except for one acquisition which was accounted for as a pooling-of-interests. Results of operations of companies that were acquired were included in the consolidated financial statements from the dates of such acquisitions. The costs of acquisitions were $5,238,000 in cash and debt and 345,539 shares of stock for 1997. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $6,466,000 for 1997.

1998 AND 1999 ACQUISITIONS

        During 1998 and 1999 the Company completed 29 and 22 acquisitions respectively. The acquisitions were accounted for under the purchase method of accounting. Results of operations of companies that were acquired were included in the consolidated financial statements from the dates of such acquisitions. The costs of acquisitions were $109,720,000 in cash and debt and 1,716,698 shares of stock for 1998 and $72,864,000 in cash and debt and 635,355 shares of stock for 1999. The consolidated balance sheets as of December 31, 1998 and 1999 include allocations of the respective purchase prices and the 1999 amounts are subject to final adjustment pending additional information regarding the assets and liabilities of the entities acquired. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $125,404,000 and $65,142,000 for 1998 and 1999, respectively.

                                U S LIQUIDS INC.

        The unaudited pro forma information set forth below represents the revenues, net income (loss) and earnings (loss) per share of the Company, the 1998 and 1999 acquisitions, and the Company's secondary public offerings in June 1998 and March 1999, as if these transactions were all effective on January 1, 1998; and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, interest expense to reflect debt issued in connection with the acquisitions, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments.

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1998              1999
                                                                                    ----------        ----------
                                                                                           (IN THOUSANDS)
Revenues....................................................................        $  265,327        $  249,349
Net income (loss)...........................................................        $   16,549        $   (1,190)
Basic earnings (loss) per common share......................................        $     1.08        $    (0.08)
Diluted earnings (loss) per common share....................................        $     0.99        $    (0.08)

        The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offerings been consummated at the beginning of the periods presented.

        The Company has agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $40,526,000 with the achieved goals providing approximately $57,951,000 of pre-tax income. The contingent consideration is payable in cash in the amount of $30,253,000 and in stock in the amount of $10,273,000. In some instances, the cash portion can be paid in stock at the Company's option.

5.      PREPAID EXPENSES AND OTHER CURRENT ASSETS:

        Prepaid expenses and other current assets at December 31, 1998 and 1999, consist of the following:

                                                                                       1998               1999
                                                                                    -----------       ------------
                                                                                              ( IN THOUSANDS)
Prepaid insurance..........................................................            $  1,347           $  2,189
Current portion of note receivable.........................................               1,157                 46
Current deferred income tax asset..........................................                  -               3,841
Income taxes receivable....................................................                 515              4,001
Other......................................................................               2,397              2,576
                                                                                   ------------       ------------
      Total................................................................            $  5,416           $ 12,653
                                                                                   ============       ============

                                U S LIQUIDS INC.

6.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment at December 31, 1998 and 1999, consist of the following:

                                                                     DEPRECIABLE LIFE
                                                                         (YEARS)              1998            1999
                                                                     ----------------     -------------   -------------
                                                                                                 (IN THOUSANDS)
Land...............................................................          -              $    5,786     $   12,568
Landfarm and processing sites......................................          25                 16,983         17,062
Buildings and improvements.........................................         5-39                32,395         43,328
Machinery and equipment............................................         3-15                25,416         40,171
Vehicles...........................................................         3-5                  8,963         12,828
Furniture and fixtures.............................................         3-5                  2,919          5,069
Construction in progress...........................................          -                   3,567          4,934
                                                                                            ----------     ----------
       Total.......................................................                         $   96,029     $  135,960
Less-Accumulated depreciation......................................                            (10,071)       (20,335)
                                                                                            ==========     ==========
       Net property, plant and equipment...........................                         $   85,958     $  115,625
                                                                                            ==========     ==========


DEPRECIATION AND AMORTIZATION EXPENSES

      Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the consolidated statements of income are presented as follows:

                                                                           YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------
                                                                       1997          1998         1999
                                                                     --------      --------     --------
                                                                                 (IN THOUSANDS)
Operating expenses.................................................  $  2,820      $  7,210     $ 15,664
Selling, general and administrative expenses.......................       170           936          931
                                                                     --------      --------     --------
   Total depreciation and amortization expenses....................  $  2,990      $  8,146     $ 16,595
                                                                     ========      ========     ========


7.       INTANGIBLE ASSETS:

         Intangible assets at December 31, 1998 and 1999, consist of the following:

                                                                         1998             1999
                                                                      ----------       ----------
                                                                              (IN THOUSANDS)
Goodwill...........................................................   $  126,074       $  197,352
Noncompete agreements..............................................        1,172            1,206
Permits............................................................          624            1,483
                                                                      ----------       ----------
        Total .....................................................   $  127,870       $  200,041
                                                                      ----------       ----------
Less- Accumulated amortization.....................................       (1,999)          (7,008)
        Net intangible assets .....................................   $  125,871       $  193,033
                                                                      ==========       ==========


           Intangible assets are recorded at cost and are being amortized on a straight-line basis over five to forty years. Amortization expense of intangible assets for the years 1997, 1998 and 1999 were $74,000, $1,951,000 and
$4,972,000, respectively.

                                U S LIQUIDS INC.

8.       ACCRUED LIABILITIES:

         Accrued liabilities at December 31, 1998 and 1999, consist of the following:

                                                                        1998            1999
                                                                      --------       ---------
                                                                            (IN THOUSANDS)
Accrued salaries...................................................   $  3,242       $   3,608
Income and other taxes payable.....................................        342             698
Current deferred income tax liability..............................        289               -
Accrued professional fees and legal reserves.......................      2,335           1,321
Accrued acquisition costs..........................................      4,986           2,972
Accrued special charges............................................          -           9,505
Accrued processing costs...........................................         42           1,404
Other..............................................................      4,209           3,415
                                                                      --------       ---------
   Total accrued liabilities.......................................   $ 15,445       $  22,923
                                                                      ========       =========

9.       CONTRACT RESERVE:

     The contract reserve at December 31, 1998 and 1999, consists of the following:

                                                                        1998           1999
                                                                      --------       ---------
                                                                          (IN THOUSANDS)
     Total reserve..................................................  $ 18,921       $ 16,066
     Less - Current portion.........................................    (4,500)        (4,500)
                                                                      --------       ---------
     Contract reserve...............................................  $ 14,421       $ 11,566
                                                                      ========       ========

         The contract reserve represents the estimated deferred acquisition costs associated with the purchase of City Environmental, Inc. (CEI) from Waste Management, Inc. (WMI) in May 1998. In connection with the acquisition of the assets of CEI, the Company and WMI entered into a disposal agreement pursuant to which it agreed, for a period of 20 years, to deliver to certain landfills operated by WMI, all of the nonhazardous waste generated from the operations of CEI. During each of the first five years of this arrangement, the amount to be paid by the Company to WMI for the first 120,000 cubic yards of delivered waste will be above market prices. During each of the remaining 15 years of this arrangement, the amount paid will be at market prices. In addition, WMI agreed, for a period of 20 years, to deliver to the Company for processing and disposal all landfill leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by WMI. The processing fee paid by WMI for delivered landfill leachate and the market price portion of the landfill fee paid by the Company to WMI for delivered nonhazardous waste will be adjusted to reflect any increase in the consumer price index. The Company also agreed, for a period of 14 years commencing on May 2003, to pay to WMI a monthly royalty fee equal to 6% of the net revenues derived from the assets of CEI. The balance in the contract reserve account represents management's estimate of the excess current and future payments for landfill fees above market prices to be paid by the Company to WMI during the first five years of the landfill disposal agreement. On December 20, 1999, the Company notified WMI that the Company was exercising its right to terminate the disposal agreement under the "force majeure" provision, as a result of the temporary closure of the Detroit facility. WMI has notified the Company that the termination of the disposal agreement constituted a breach of the agreement by the Company. The Company vigorously disputes WMI's position and believes that the dispute will be resolved in its favor.

10.      REVENUES:

The components of domestic and foreign revenue are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                  1997         1998        1999
                                                                 -------     --------    --------
                                                                           (IN THOUSANDS)
     United States.............................................  $38,159     $121,460    $226,566
     Canada....................................................      -           -          5,217
                                                                 -------     --------    --------
        Total..................................................  $38,159     $121,460    $231,783
                                                                 =======     ========    ========

                                U S LIQUIDS INC.

The sales and service revenue components are as follows:

                                                                            YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1997           1998           1999
                                                                   --------       ---------      ---------
                                                                                (IN THOUSANDS)
Collection, processing and disposal service revenues.............  $ 25,679       $  93,228      $ 196,579
By-product sales.................................................    12,480          28,232         35,204
                                                                   --------       ---------      ---------
   Total ........................................................  $ 38,159       $ 121,460      $ 231,783
                                                                   ========       =========      =========

11.      INCOME TAXES:

         For financial reporting purposes, income before provision for income taxes, showing domestic and international sources is as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1997           1998           1999
                                                                   --------       ---------      ---------
                                                                               (IN THOUSANDS)
     United States..............................................    $6,291         $17,805         $  984
     Canada.....................................................      -               -               377
                                                                   --------       ---------       --------
     Income before provision for income taxes...................    $6,291         $17,805         $1,361
                                                                   ========       =========       ========

             The components of the provision for income taxes are as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1997           1998           1999
                                                                   --------       ---------      ---------
                                                                               (IN THOUSANDS)
Current
     Federal.....................................................   $ 2,253        $ 4,272         $ 2,492
     State.......................................................        99            286             313
     Foreign.....................................................         -              -             138
                                                                   --------       ---------       --------
         Total...................................................   $ 2,352        $ 4,558         $ 2,943
                                                                   ========       =========       ========
Deferred
     Federal.....................................................   $    62        $ 2,192         $ (296)
     State.......................................................         2            283            (44)
                                                                   --------       ---------       --------
         Total...................................................   $    64        $ 2,475         $ (340)
                                                                   --------       ---------       --------
         Provision for income taxes .............................   $ 2,416        $ 7,033         $ 2,603
                                                                   ========       =========       ========

         The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before provision for income taxes result from the following:

                                                                          YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------
                                                                     1997           1998           1999
                                                                   --------       ---------      ---------
                                                                               (IN THOUSANDS)
Tax at statutory rate............................................   $ 2,202        $ 6,232         $   476
Add-
   State taxes, net of federal benefit...........................        66            370             175
   Differences in foreign tax rates..............................         -              -               6
   Nondeductible expenses........................................       157            150           1,372
   Increase in valuation allowance...............................         -              -             427
   Other.........................................................        (9)           281             147
                                                                   --------       ---------       --------
         Total...................................................   $ 2,416        $ 7,033         $ 2,603
                                                                   ========       ========        ========

                                U S LIQUIDS INC.

         For purposes of the consolidated federal income tax return, the Company has net operating loss carryforwards of $1,826,000 available to offset taxable income of the Company in the future. The net operating loss carryforwards will begin to expire in 2011. In connection with certain acquisitions, ownership changes occurred resulting in various limitations on certain tax attributes. Valuation allowances have been established for uncertainties in realizing the benefits of tax loss carryforwards.

         Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates to differences between the financial reporting and the tax bases of existing assets and liabilities. The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1998          1999
                                                          --------      --------
                                                              (IN THOUSANDS)
Deferred income tax assets
   Reserves.............................................   $   509           864
   Accrued expenses.....................................       317         3,571
   Net operating losses.................................       266           693
   Other................................................        78            83
   Less: Valuation allowance............................      (229)         (657)
                                                          --------      --------
         Total..........................................   $   941       $ 4,554
                                                          --------      --------
Deferred income tax liabilities
   Property, plant and equipment........................   $(1,185)      $(3,035)
   Intangible assets....................................      (939)       (3,006)
   Prepaid expenses.....................................      (414)         (158)
   Other................................................      (843)         (887)
                                                          --------      --------
         Total..........................................   $(3,381)      $(7,086)
                                                          --------      --------
         Net deferred income tax liabilities............   $(2,440)      $(2,532)
                                                          ========      ========


         Net deferred income tax assets and liabilities are comprised of the following:

                                                               DECEMBER 31,
                                                          ----------------------
                                                            1998          1999
                                                          --------      --------
                                                              (IN THOUSANDS)
Current deferred income tax assets (liabilities)

   Gross assets.........................................   $   404       $ 3,999
   Gross liabilities....................................      (693)         (158)
                                                          --------      --------
         Total, net.....................................   $  (289)      $ 3,841
Non-current deferred income tax assets (liabilities)
   Gross assets.........................................       766         1,084
   Gross liabilities....................................    (2,917)       (7,457)
                                                          --------      --------
         Total, net.....................................    (2,151)       (6,373)
                                                          --------      --------
         Net deferred income tax liabilities............   $(2,440)      $(2,532)
                                                          ========      ========

12.      EARNINGS PER SHARE:

         Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share for 1997, 1998, and 1999 is illustrated below:

                                U S LIQUIDS INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                                1997              1998              1999
                                                             ------------     ------------       -----------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
   Numerator:
          For basic and diluted earnings per share--
          Income (loss) available to common stockholders      $     3,875      $    10,772       $    (1,242)
                                                             ============     ============      ============
   Denominator:
          For basic earnings per share--
          Weighted-average shares                               5,937,435       10,316,739        15,323,910
                                                             ------------     ------------       -----------
   Effect of Dilutive Securities:
          Weighted-average stock options and warrants           1,140,670        1,320,467              -
                                                             ------------     ------------       -----------
   Denominator:
          For diluted earnings per share--
          Weighted-average shares and assumed conversions       7,078,105       11,637,206        15,323,910
                                                             ============     ============      ============

         For the year ended December 31, 1998, the Company had 625,000 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. For the year ended December 31, 1999 the Company had a loss which precluded calculating the effect of 1,201,000 stock options and warrants because to do so would reduce the loss per share.

13.      LONG-TERM OBLIGATIONS:

         The Company's long-term obligations at December 31, 1998 and 1999, consist of the following:

                                                                                   1998          1999
                                                                                ---------     ---------
                                                                                     (IN THOUSANDS)
Revolving Credit Facility......................................................  $ 63,500      $ 93,000
Note payable to individuals, interest at 8.5%, maturing January 2008,
   unsecured...................................................................         -         1,087
Notes payable to employees and individuals (former shareholders of acquired companies) interest ranging from non-interest bearing to 5.9%,
   maturing March 2000 to July 2006, unsecured.................................     1,751         5,459
Notes payable to corporations, interest ranging from 8.4% to 8.6% maturing
   November 2000 to May 2001, unsecured........................................     1,220           101
Obligations under capital leases, monthly payments ranging from $117 to
   $23,892, interest ranging from 5.1% to 17.1%, expiring within the next
   six years, secured by equipment and vehicles................................       992         3,792
Insurance premium notes, interest at 8%, maturing June 2000, unsecured.........       884         1,387
Other..........................................................................        47             -
                                                                                ---------     ---------
                                                                                   68,394       104,826
Less - Current maturities of total long-term obligations.......................    (4,004)       (5,327)
                                                                                ---------     ---------
       Total long-term obligations.............................................  $ 64,390      $ 99,499
                                                                                =========     =========

         In February 1999 the Company increased its revolving credit facility, which may be used for working capital requirements and acquisitions, to $225 million. As discussed below the facility cannot currently exceed $110 million. Amounts outstanding under the facility are secured by a lien

                                U S LIQUIDS INC.

on substantially all of the assets of the Company. Availability under the credit facility is tied to the Company's cash flows and liquidity. The credit agreement requires the Company to comply with certain financial covenants, obtain the lenders' consent before making any acquisitions above a specified purchase price, and prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure of senior management without a suitable replacement. Interest on the outstanding balance is due quarterly and the facility matures in February 2002. Advances bear interest, at the Company's option, at the prime rate or London Interbank Offered Rate ("LIBOR"), in each case, plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. The Company has agreed to pay a commitment fee varying from 0.3% to 0.5% on the unused portion of the facility. As of December 31, 1999 the unused portion of the facility was $132 million of which $17 million was available, including $745,000 in letters of credit outstanding.

         As a result of the PCB contamination occurring at the Company's Detroit facility, a question arose whether the Company was in compliance with certain covenants under the credit facility. In October 1999, the banks granted the Company a waiver until January 14, 2000 of any such non-compliance arising out of the PCB contamination. On January 14, 2000, the terms of the revolving credit facility were amended to, among other things, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and require bank approval for a broader scope of acquisition transactions. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $110 million. This cap will be increased to $125 million at such time as the earnings before interest, taxes, depreciation and amortization ("EBITDA") for the Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA contained in the Company's budgets on a year-to-date basis as of the end of any month ending on or after March 31, 2000. Thereafter, the cap will increase to $150 million and to $175 million at such time as the EBITDA for the Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA contained in the Company's budgets on a year-to-date basis as of the end of any month ending on or after June 30, 2000 and October 31, 2000, respectively. The amount of the credit facility will be reinstated to $225 million when the environmental issues relating to the Detroit facility (including the PCB contamination and the investigation of the facility by the FBI and the EPA) have been resolved in a manner reasonably satisfactory to the banks. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisitions if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1 million. At such time as the amount that can be borrowed under the credit facility is increased to $150 million, the banks' consent for an acquisition will be required only if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $5 million.

         Principal payments of long-term debt and capital lease obligations in excess of one year as of December 31,1999, are as follows:

                                                                    LONG-TERM      CAPITAL
                                                                       DEBT        LEASES
                                                                   -----------   -----------
    YEAR ENDING DECEMBER 31,                                             (IN THOUSANDS)
                 2000............................................   $    4,346    $    1,342
                 2001............................................          510         1,158
                 2002............................................       93,447           784
                 2003............................................          441           657
                 2004............................................          436           490
                 Thereafter......................................        1,854             6
                                                                   -----------   -----------
                                                                    $  101,034         4,437
                 Less - Amount representing interest.............            -          (645)
                                                                   -----------   -----------
                      Total......................................   $  101,034    $    3,792
                                                                   ===========   ===========

         Management estimates that the fair value of its debt obligations approximates its historical value at December 31, 1999.

                                U S LIQUIDS INC.

14.      STOCK OPTIONS AND WARRANTS:

         On November 20, 1996, U S Liquids established a stock option plan which provides, as amended, for a maximum authorized number of shares equal to 15% of all outstanding common stock at the end of each year, not to exceed a total of 3,000,000 shares. At December 31, 1999 746,000 options were available to be granted under the plan. Options vest equally in three annual installments, commencing on the first anniversary of the date upon which the options were granted, and expire after being outstanding for a period of 10 years. During June 1997, U S Liquids established a directors' stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter. The directors' stock options vest on the date of grant and expire after 10 years. At December 31, 1999, there were 119,500 nonqualified stock options to non-employees granted for corporate development purposes which are contingent upon the successful completion of certain corporate development activities and, accordingly, no calculation of the fair value of the nonqualified stock options will be determined or recorded until the realization of such contingencies. The Company issued stock warrants in connection with its Campbell Wells Acquisition, its initial public offering, and as compensation for corporate consulting. Warrants issued in connection with acquisitions or common stock offerings are capitalized based on the fair market value of the warrants on the date of grant. Stock warrants and options issued as compensation for consulting activities were expensed as incurred.

         The following table summarizes activity under the Company's stock option plans and warrants granted:

                                                       1997                          1998                           1999
                                              ----------------------        -----------------------         ---------------------
                                              OPTIONS       WARRANTS        OPTIONS        WARRANTS         OPTIONS      WARRANTS
                                              -------       --------        -------        --------         -------      --------
Options and warrants outstanding,
  beginning of year                           301,875       1,000,000         775,125      1,215,000       1,489,792     1,235,000

       Granted (per share)

                   1997 ($.02-$ 16.00)        529,500         215,000

                   1998 ($.02-$21.875)                                        888,500         20,000

                   1999 ($6.688-$22.50)                                                                      845,722             -

       Exercised (per share)

                   1997 ($.02)                (56,250)

                   1998 ($.02-$14.125)                                       (110,583)

                   1999 ($.02-$11.40)                                                                        (76,000)      (85,184)

       Forfeitures (per share)

                   1998 ($.02-$14.125)                                        (63,250)

                   1999 ($.02-$21.875)                                                                      (881,332)      (73,566)
                                              -------       ---------       ---------      ---------       ---------     ---------
Options and warrants outstanding, end of
  year                                        775,125       1,215,000       1,489,792      1,235,000       1,378,182     1,076,250
                                              =======       =========       =========      =========       =========     =========

                                U S LIQUIDS INC.

         The following table summarizes information about stock options outstanding at December 31, 1999:

                                         OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
------------------------------------------------------------------------------------------      -----------------------------------
                                                   WTD. AVG.
                            NUMBER                 REMAINING                                         NUMBER
    RANGE OF            OUTSTANDING AT          CONTRACTUAL LIFE            WTD. AVG.            EXERCISABLE AT        WTD. AVG.
EXERCISE PRICES            12/31/99                 (YEARS)              EXERCISE PRICE             12/31/99         EXERCISE PRICE
-----------------      -----------------       -------------------      ------------------      -----------------    --------------
  $        .02              190,125                   6.9                  $      .02                190,125           $    .02
    6.69-15.38              488,139                   8.1                        9.53                282,306               9.87
   16.00-22.50              699,918                   8.9                       20.11                161,852              20.41
  ------------            ---------                   ---                  ----------                -------           --------
  $  .02-22.50            1,378,182                   8.4                  $    13.59                634,283           $   9.61
  ============            =========                   ===                  ==========                =======           ========

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                      1997          1998         1999
                                                                    ---------      -------     ---------
Net income (loss),                   As  reported                   $   3,875      $10,772     $  (1,242)
                                     Pro forma                          1,726        9,007        (6,987)

Basic earnings (loss) per share,     As  reported                   $    0.65      $  1.04     $    (.08)
                                     Pro forma                           0.29         0.87     $    (.46)

Diluted earnings (loss) per share,   As reported                    $    0.55      $  0.93     $    (.08)
                                     Pro forma                           0.24         0.77     $    (.46)

         The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995 and additional awards in future years are anticipated.

         The fair value of each employee stock option was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

                                                                                 1997               1998                  1999
                                                                            -------------       -------------        -------------
          Expected stock price volatility.................................  37.06%-38.78%       34.91%-41.19%        49.16%-86.03%
          Risk-free interest rate.........................................    5.79%-6.47%         5.14%-5.99%          5.20%-6.61%
          Expected life of options........................................       10 years            10 years             10 years
          Expected dividend/yield.........................................           -                    -                    -

         During 1999, 845,722 options were granted to employees which had a weighted average fair value of $12.89 per option and a weighted average exercise price of $18.42 per option.

15.   STOCK REPURCHASE AND CANCELLATION:

         In September 1999 the Company repurchased and immediately cancelled 386,114 shares of its common stock for an aggregate purchase price of $3,000,000.

                                U S LIQUIDS INC.

16.   EMPLOYEE BENEFITS:

      The Company sponsors a 401(k) retirement plan established in 1998 under which all employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits. The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution. The Company recorded $303,000 and $716,000 in compensation expense related to this plan for the years ended December 31, 1998 and 1999, respectively.

17.   RELATED PARTY TRANSACTION:

      On December 31, 1998, the Company sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of the Company's grease processing facilities. These by-products had previously been sold by the Company primarily to producers of livestock feed and chemicals located in Mexico. The purchase price for these assets was approximately $1,700,000, of which approximately $1,100,000 was included in prepaid expenses and other current assets at December 31, 1998 and was paid to the Company in March 1999. The remainder of the purchase price is payable in monthly installments continuing through February 1, 2004 and is included in other assets. The uncollected balance at December 31, 1999 is $582,654. The Company has agreed to sell to the former director's company at market value all fats, oils and feed proteins that the Company recovers from certain waste streams and that conform to certain specifications through December 2000. The former director's company may extend this supply agreement for three additional one-year terms.

      On May 15, 1999 the Company acquired the common stock of Royal Recycling Ltd., a Canadian corporation. In connection with the acquisition, the Company issued notes payable to the former shareholder of Royal who subsequently became an employee of the Company. The notes payable were issued to cover additional payments of the purchase price and to extinguish the "earn-out" provisions of the Purchase and Sale Agreement. The total amount payable at December 31, 1999 was $1,914,517, with $864,155 paid in January 2000. The remaining balance will be repaid by July 2000.

      On July 29, 1999 the Company acquired substantially all of the assets of EMAX, Inc. In connection with the acquisition the Company agreed to pay a portion of the purchase price over seven years plus interest at 5.9% per annum to the shareholders of EMAX, Inc. One of the shareholders was an employee of U S Liquids Inc. at December 31, 1999. The balance outstanding at December 31, 1999 was $3,000,000, of which $1,500,000 was owed to the USL employee.

18.   COMMITMENTS AND CONTINGENCIES:

CLOSURE BONDS & LETTERS OF CREDIT

      At December 31, 1999 bonds and letters of credit for the ultimate closure of facilities totaling $8,756,674 were posted with the states of Louisiana, Texas, Michigan, Pennsylvania, California, Georgia, Missouri and Florida.

INSURANCE

      The Company maintains various types of insurance coverage for its business including, without limitation, commercial general liability and commercial auto liability, workers' compensation and employer liability, pollution legal liability and a general umbrella policy. The Company has not incurred significant claims or losses in excess of its insurance limits during the periods presented in the accompanying consolidated financial statements.

NONCOMPETE AND OILFIELD WASTE DISPOSAL AGREEMENTS

      In connection with the Campbell Wells Acquisition, the Company acquired a long-term disposal agreement with Newpark Resources, Inc. (Newpark) for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal

                                U S LIQUIDS INC.

agreement obligated Newpark to deliver to the Company specified amounts of oilfield waste for treatment and disposal at certain of the Louisiana landfarms. However, during 1998, a dispute arose between the Company and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, the Company terminated the long-term disposal agreement and entered into a new agreement with Newpark covering the remaining 33 month period. In the new agreement, Newpark agreed to pay the Company at least $30,000,000. Newpark paid $6,000,000 in 1998 under the terms of this agreement, a portion of which satisfied amounts owed to the Company under the prior agreement, and another $11,000,000 in 1999. Due to prior collection uncertainties, the Company has in the past, and intends in the future, to account for these payments as revenues as they are collected. The remaining amounts are required to be paid in monthly installments continuing through June 2001. The contract is cancellable at the Company's option, upon Newpark's failure to make timely payments. Under the terms of the new agreement, Newpark has the right, but not the obligation, to deliver specified volumes of oilfield waste to certain of the Company's Louisiana landfarms for a period of three years without additional cost. The processing costs associated with volumes delivered under this agreement are accrued when such volumes, if any, are received. Subject to certain conditions, Newpark may extend the term of the new agreement for two additional one-year terms at an additional cost to Newpark of approximately $8,000,000 per year. With the Company's consent, Newpark may deliver additional amounts of oilfield waste to the Company for processing and disposal at a specified price per barrel.

         In addition, the Company also agreed that, until June 30, 2001, it would not (i) accept from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, or (ii) engage in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama, and the Gulf of Mexico. If the term of the new agreement is extended by Newpark, the term of the prohibition on the Company accepting this type of waste from other customers will also be extended for a corresponding period of time.

LEASES

         The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 26 years. Rent expense was approximately $736,000, $4,243,000 and $8,452,000 for the years ended December 31, 1997, 1998 and 1999, respectively. The following table presents future minimum rental payments under noncancelable operating leases with terms in excess of one year:

                                                            OPERATING LEASES
                                                            ----------------
                                                             (IN THOUSANDS)
      Year ending December 31-
                             2000................                $ 2,937
                             2001................                  2,493
                             2002................                  1,977
                             2003................                  1,724
                             2004................                  1,456
                             Thereafter..........                 11,131
                                                                 -------
                                 Total...........                $21,718
                                                                 =======

                                U S LIQUIDS INC.

REGULATORY PROCEEDINGS

         In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations made by five current and former employees at the facility that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before the Company acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999. It is the Company's understanding that the investigation is continuing, but as of the date of the release of these financial statements no announcement regarding the investigation has been made by the EPA or the FBI. Due to the early status of the investigation, the Company has concluded that it is unable to determine a reasonable estimate of potential fines or penalties (or range of fines or penalties) it could be assessed. Accordingly, the Company cannot project the ultimate outcome of the foregoing matter or its potential impact on the Company. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on the business, results of operations, financial condition and liquidity of the Company. A reasonable estimate of a material obligation, if any, is expected to be possible later in 2000 when further information may be obtained from the governmental agencies involved in this matter.

         After the completion of the on-site investigation of its Detroit facility, the Company began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, the Company discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. The Company immediately made all notifications required by law, including notifications to the Michigan Department of Environmental Quality ("MDEQ") and the EPA. The Company also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. The Company subsequently submitted to the EPA a workplan for the disposal of the PCB contaminated materials and decontamination of the affected equipment. The Company later entered into a consent order with the EPA that approved this work plan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, the Company paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. In January 2000, the Company's contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for business on February 1, 2000. The Company has determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to the Detroit facility. The Company has made demand upon and is attempting to negotiate a resolution with National Steel regarding the damages suffered by the Detroit facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. The Company has also submitted claims under its pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closure of the facility. The Company has recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or the Company's insurers. At December 31, 1999, $3.6 million remained accrued of the original $4.2 million reserve.

         Waste Management has asserted a claim against the Company for damages relating to the Detroit facility's alleged disposal of PCB contaminated waste at one of Waste Management's landfills. Waste Management has submitted to the MDEQ and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. The Company has made demand upon National Steel for indemnification against any amounts ultimately determined to be owing by the Company to Waste Management as a result of the Detroit facility's delivery of PCB contaminated waste to Waste Management's landfill. The Company has established a $1.3 million reserve as of December 31, 1999, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that the Company is responsible for disposing of any improperly delivered PCB contaminated waste, without offset for any anticipated recovery from National Steel or the Company's insurers.

                                U S LIQUIDS INC.

         As previously reported, the Company's Detroit facility has been operating under interim status, as allowed by RCRA. Since the Company acquired the facility, it has been working with the MDEQ to obtain a final Part B permit. By letter dated September 17, 1999, the MDEQ notified the Company that it had determined that the facility's application for a Part B permit was not administratively complete and, therefore, the facility had lost its authority to process and dispose of hazardous waste. Shortly thereafter, the MDEQ issued two letters of warning ("LOWs") and a notice of violation ("NOV") to the facility identifying various alleged deficiencies in the facility's application for a Part B permit. The Company promptly notified the MDEQ that it disputed the allegations contained in the September 17, 1999 letter, the LOWs and the NOV. On October 7, 1999, the Company entered into a consent order with the MDEQ resolving the allegations set forth in the September 17, 1999 letter, the LOWs and the NOV. Under the terms of the consent order, the facility was required, among other things, to (i) submit to the MDEQ by November 22, 1999 additional drawings and workplans regarding the maintenance and operation of the facility and any revisions to the facility's Part B permit application necessitated by the consent order, (ii) submit to the MDEQ within certain specified time frames documentation establishing that certain cleanup work at the facility has been completed, and certain procedures have been implemented at the facility, and (iii) pay $37,500 to the MDEQ in full settlement of the MDEQ's claims for certain civil fines and costs of surveillance and enforcement. The Company also agreed to reimburse the MDEQ for all future costs incurred by the MDEQ in overseeing the facility's compliance with the terms of the consent order. In December 1999, the MDEQ notified the facility that its application for a Part B permit was administratively complete. On February 1, 2000, after complying with all the other terms and conditions of the consent order, the facility resumed its operations under interim status, as allowed by RCRA. The Company is currently working with the MDEQ to obtain a final Part B permit for the facility.

             During the fourth quarter of 1999, the EPA notified the Company that, as a result of the allegations giving rise to the investigation of the Detroit facility, it had determined that the facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, the Company has asked the EPA to reconsider its determination and the Company is currently awaiting a response to this request. Although the Company believes that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would have a material adverse effect upon the operations of the facility.

         In June 1999, the Company was notified that the Louisiana Department of Environmental Quality (LDEQ) was seeking to terminate the discharge permit held by the Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, the Company entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement has been prepared by the parties and signed by the Company, but this settlement agreement will not become final until signed by the LDEQ and the Louisiana Attorney General. The terms of the settlement agreement have been published in accordance with Louisiana law and the Company anticipates that the settlement agreement will become final during the second quarter of 2000. Under the terms of the settlement agreement, the Company agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, the Company agreed to contribute $675,000 to certain projects approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility. These charges, which total $1.2 million, remain accrued as of December 31, 1999.

                                U S LIQUIDS INC.

         In the fourth quarter of 1999, the EPA notified the Company of certain alleged violations of RCRA by the Re-Claim facility in Shreveport, Louisiana. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although the Company disputes the EPA's allegations, the Company is attempting to negotiate a resolution with the EPA which may include a civil assessment, modifications to the facility's waste screening and waste processing procedures and/or additional capital expenditures at the facility. The Company believes that the ultimate outcome of this proceeding will not have a material adverse effect on its business, results of operations or financial condition.

         The EPA has also notified the Company that it believes that approximately 3.0 million gallons of liquid waste received by the Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by the facility. The Company believes that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. The Company is in the process of preparing a plan for disposal of this waste. The Company has established a $2.5 million reserve, of which $1.5 million remains accrued at December 31, 1999, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

         During October and November of 1999, the California Department of Toxic Substances Control ("DTSC") inspected the Company's processing facility in East Palo Alto, California, and the Company's transportation facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations to each facility identifying various alleged violations of California hazardous waste management laws and regulations. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although the Company disputes the alleged violations, the Company is attempting to negotiate a resolution with the DTSC. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, results of operations, or financial condition.

         Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Based upon the information currently available, the Company has established a reserve, recorded as an accrued liability as of December 31, 1999, of $3.2 million to cover Romic's estimated costs for this site. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent order, however, due to the complex, ongoing and evolving process of investigating and remediating the facility, Romic's actual costs may exceed the amount reserved.

                                U S LIQUIDS INC.

         Prior to its acquisition by the Company, Romic had been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the studies and remedial actions completed, the Company has established a reserve, recorded as an accrued liability at December 31, 1999, of $1.3 million to cover Romic's share of the estimated costs for these sites. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders, however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

         In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a business the Company acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available at this time, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its business, results of operations or financial condition. The Company intends to make demand upon the former stockholders of D&H Holding for indemnification against any costs that the Company may incur in connection with the remediation of this site. The Company has reserved $125,000, recorded as an accrued liability at December 31, 1999, to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding.

LITIGATION

         During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999, including purchasers of common stock in the Company's March 1999 offering. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company's Detroit facility and the Company's financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.

         In addition, one shareholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operations of the Company's Detroit facility and the securities class action described above. This lawsuit was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

         The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, the Company believes that the claims asserted in the purported securities class action are without merit and the Company intends to vigorously defend itself and its officers and directors against these claims. Moreover, the Company believes that the shareholder derivative action was not properly brought and the Company has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders.

                                U S LIQUIDS INC.

         On August 7, 1998, the Company settled substantially all of the claims asserted against it in four lawsuits relating to its Bourg, Louisiana landfarm. Under the terms of the settlement, the Company agreed to expand the buffer zone and build a berm along the western boundary of the landfarm. The cost of these actions was not material to the Company's operating results. The settlement did not resolve certain claims asserted against the Company by Acadian Shipyard, Inc., a local barge company, in the FRILOUX ET AL. V. CAMPBELL WELLS CORPORATION case pending in the 17th Judicial District Court for the Parish of Lafourche, Louisiana. In the FRILOUX case, the Company asserted various claims for indemnity and/or contribution against Acadian. Thereafter, in July 1998, Acadian filed various counterclaims against the Company including, without limitation, claims for defamation of business reputation and conspiracy to damage Acadian's business reputation. In addition, Acadian requested unspecified monetary damages allegedly suffered as a result of alleged environmental contamination in connection with the ongoing operations at the Bourg, Louisiana landfarm. The Company denies that it has any liability to Acadian and intends to vigorously defend against these claims. Management does not believe that this action will have a material adverse effect on the Company's business, results of operations, or financial condition.

         The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

19.       SEGMENT INFORMATION:

         Prior to June 30, 1999, the Company's subsidiaries were organized into two divisions - the Wastewater Division and the Oilfield Waste Division. However, as the result of the acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with Statement of Financial Accounting Standards No. 131, effective as of July 1, 1999, the Company created a third division

                                U S LIQUIDS INC.

known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division includes the operations of Romic Environmental Technologies Corporation and two other subsidiaries (USL City Environmental, Inc., and USL City Environmental Services of Florida, Inc.) that were acquired during 1998 and were previously included as part of the Wastewater Division.

             The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

             The accounting policies of the segments are the same as those described in the summary of significant accounting policies. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on income from operations before such expenses.

             The following is a summary of key business segment information:

                                                                                  1997                1998              1999
                                                                              ------------       --------------      ------------
                                                                                                (IN THOUSANDS)
Revenues-
   Oilfield Waste.........................................................     $ 19,948            $  17,402           $ 18,542
   Commercial Wastewater..................................................       18,211               85,161            153,708
   Industrial Wastewater..................................................            -               18,897             59,533
                                                                               --------            ---------           --------
       Total..............................................................     $ 38,159            $ 121,460           $231,783
                                                                               ========            =========           ========
Income (loss) from operations-
   Oilfield Waste.........................................................     $  6,685            $   8,062           $  9,298
   Commercial Wastewater..................................................        1,381                7,040             (2,367)
   Industrial Wastewater..................................................            -                6,258              1,104
                                                                               --------            ---------           --------
       Total..............................................................     $  8,066            $  21,360           $  8,035
                                                                               ========            =========           ========
Identifiable assets-
   Oilfield Waste.........................................................     $ 34,071            $  33,513           $ 36,163
   Commercial Wastewater..................................................       17,870              150,550            217,021
   Industrial Wastewater..................................................            -               61,152            105,846
   Corporate..............................................................        3,075                6,950             10,053
                                                                               --------            ---------           --------
       Total..............................................................     $ 55,016            $ 252,165           $369,083
                                                                               ========            =========           ========
Depreciation and amortization expense-
   Oilfield Waste.........................................................     $  2,266            $   2,384           $  2,689
   Commercial Wastewater..................................................          645                4,258              9,467
   Industrial Wastewater..................................................            -                1,238              3,894
   Corporate..............................................................           79                  266                545
                                                                               --------            ---------           --------
       Total..............................................................     $  2,990            $   8,146           $ 16,595
                                                                               ========            =========           ========
Capital expenditures-
   Oilfield Waste.........................................................     $  2,042            $   1,192           $    305
   Commercial Wastewater..................................................        2,278               11,374             12,828
   Industrial Wastewater..................................................            -                  434              2,497
   Corporate..............................................................          509                1,347              1,593
                                                                               --------            ---------           --------
       Total..............................................................     $  4,829            $  14,347           $ 17,223
                                                                               ========            =========           ========
Interest (income) expense, net
   Oilfield Waste.........................................................     $  1,627            $      (8)          $      8
   Commercial Wastewater..................................................          262                  138                 35
   Industrial Wastewater..................................................            -                    1                129
   Corporate..............................................................         (155)               3,386              6,631
                                                                               --------            ---------           --------
       Total..............................................................     $  1,734            $   3,517           $  6,803
                                                                               ========            =========           ========