Form 10-Q
period 2000-03-31
U S LIQUIDS INC
filed 2000-05-11
CIK 1041095

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                          Common Stock, $.01 par value
                       15,785,868 shares as of May 9, 2000

                                U S LIQUIDS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000
                                      INDEX

                                                                                                       Page
PART I - FINANCIAL INFORMATION.............................................................................1

        ITEM 1.   Financial Statements.....................................................................1
        - Condensed Consolidated Balance Sheets as of
          December 31, 1999 and March 31, 2000 (unaudited) ................................................1
        - Condensed Consolidated Statements of Income for the
          three month periods ended  March 31, 1999 and 2000 (unaudited) ..................................2
        - Condensed Consolidated Statements of Cash Flows for the
          three month periods ended March 31, 1999 and 2000 (unaudited) ...................................3
        - Notes to Condensed Consolidated Financial Statements ............................................4

        ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...11

        ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk..............................15

PART II-OTHER INFORMATION.................................................................................15

        ITEM 1.   Legal Proceedings.......................................................................15
        ITEM 2.   Changes in Securities and Use of Proceeds...............................................18
        ITEM 3.   Defaults upon Senior Securities.........................................................18
        ITEM 4.   Submission of Matters to a Vote of Security Holders.....................................18
        ITEM 5.   Other Information.......................................................................18
        ITEM 6.   Exhibits and Reports on Form 8-K........................................................18

Signatures................................................................................................19

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                            ASSETS                                       DECEMBER 31,      MARCH 31,
                                                                            1999             2000
                                                                           ---------       ---------
                                                                                           (UNAUDITED)
CURRENT ASSETS:
        Cash and cash equivalents ...................................      $   3,398       $   4,363
        Accounts receivable, less allowances of $3,063 and
        $3,042 (unaudited), respectively ............................         40,098          40,730
        Inventories .................................................          2,029           2,118
        Prepaid expenses and other current assets ...................         12,653          12,628
                                                                           ---------       ---------
               Total current assets .................................      $  58,178       $  59,839

PROPERTY, PLANT AND EQUIPMENT, net ..................................      $ 115,625       $ 115,821
INTANGIBLE ASSETS, net ..............................................        193,033         192,547
OTHER ASSETS, net ...................................................          2,247           2,249
                                                                           ---------       ---------
               Total assets .........................................      $ 369,083       $ 370,456
                                                                           =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
        Current maturities of long-term obligations .................      $   5,327       $   3,627
        Accounts payable ............................................         15,239          20,603
        Accrued liabilities .........................................         22,923          17,154
        Current portion of contract reserve .........................          4,500           4,500
                                                                           ---------       ---------
               Total current liabilities ............................      $  47,989       $  45,884

LONG-TERM OBLIGATIONS, net of current maturities ....................         99,499         103,061
CELL PROCESSING RESERVE .............................................          4,630           4,576
CLOSURE AND REMEDIATION RESERVES ....................................          8,878           8,731
CONTRACT RESERVE, net of current portion ............................         11,566          11,566
DEFERRED INCOME TAXES ...............................................          6,373           6,373
                                                                           ---------       ---------
               Total liabilities ....................................      $ 178,935       $ 180,191

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
        Preferred stock, $.01 par value, 5,000,000 shares authorized,
           none outstanding .........................................      $      --       $      --
        Common Stock, $.01 par value, 30,000,000 shares authorized,
           15,780,868 and 15,785,868 (unaudited) shares
           issued and outstanding, respectively .....................            158             158
        Additional paid-in capital ..................................        176,859         176,859
        Retained earnings ...........................................         13,173          13,278
        Accumulated Other Comprehensive Loss
           Foreign currency translation adjustment ..................            (42)            (30)
                                                                           ---------       ---------
           Total stockholders' equity ...............................      $ 190,148       $ 190,265
                                                                           ---------       ---------
               Total liabilities and stockholders' equity ...........      $ 369,083       $ 370,456
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

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                -----------------------
                                                  1999           2000
                                                --------       --------
REVENUES .................................      $ 55,302       $ 58,178

OPERATING EXPENSES .......................        37,605         43,667

DEPRECIATION AND AMORTIZATION ............         3,560          4,670

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES ..............................         5,475          7,198
                                                --------       --------
INCOME FROM OPERATIONS ...................      $  8,662       $  2,643

INTEREST EXPENSE, net ....................         1,613          2,339

OTHER (INCOME) EXPENSE, net ..............           (96)           121
                                                --------       --------
INCOME BEFORE PROVISION FOR  INCOME TAXES       $  7,145       $    183

PROVISION FOR INCOME TAXES ...............         2,965             78
                                                --------       --------
NET INCOME ...............................      $  4,180       $    105
                                                ========       ========

BASIC EARNINGS PER COMMON SHARE ..........      $   0.31       $   0.01
                                                ========       ========

DILUTED EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE ..................      $   0.28       $   0.01
                                                ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        13,553         15,785
                                                ========       ========

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING .........        14,900         16,543
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

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS
                                                                                    ENDED MARCH 31,
                                                                                -----------------------
                                                                                 1999           2000
                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................................      $  4,180       $    105

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization .......................................         3,560          4,670
     Net loss on sale of property, plant, and equipment ..................            41            188
     Deferred income tax provision .......................................         1,427             --
     Changes in operating assets and liabilities, net of amounts acquired:
          Accounts receivable, net .......................................        (5,177)          (394)
          Inventories ....................................................          (192)           (89)
          Prepaid expenses and other current assets ......................           523           (352)
          Intangible assets, net .........................................          (115)          (106)
          Other assets ...................................................          (799)            (2)
          Accounts payable and accrued liabilities .......................        (5,134)          (472)
          Closure, remediation and processing reserves ...................        (1,595)          (326)
                                                                                --------       --------
               Net cash provided by (used in) operating activities .......      $ (3,281)      $  3,222
                                                                                --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment ..........................      $ (4,160)      $ (3,801)
     Proceeds from sale of property, plant and equipment .................           520            160
     Net cash paid for acquisitions ......................................       (35,698)          (489)
                                                                                --------       --------
               Net cash used in investing activities .....................      $(39,338)      $ (4,130)
                                                                                --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations .....................      $ 45,500       $  7,000
     Principal payments on long-term obligations .........................       (58,287)        (5,139)
     Proceeds from additional public offering of common stock,
          net of offering costs ..........................................        56,659             --
     Proceeds from exercise of stock options .............................            32             --
                                                                                --------       --------
               Net cash provided by financing activities .................      $ 43,904       $  1,861
                                                                                --------       --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH ...........................      $     --       $     12
AND CASH EQUIVALENTS

NET INCREASE IN CASH AND CASH EQUIVALENTS ................................      $  1,285       $    965
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................         3,285          3,398
                                                                                --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................      $  4,570       $  4,363
                                                                                ========       ========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest ..............................................      $  1,723       $  2,514
     Cash paid for income taxes ..........................................           226            140
     Liabilities issued and assumed related to acquisitions ..............         3,058             --
     Common stock, warrants and options issued for acquisitions ..........         9,008             --

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

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC.

2.   INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1999 and March 31, 2000, consisted of processed by-products of $ 1,490,000 and $1,297,000, respectively, and unprocessed by-products of $539,000 and $821,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

3.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                         ------------------
                                                          1999        2000
                                                         ------      ------
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)
Operating expenses ................................      $3,354      $4,405
Selling, general and administrative expenses ......         206         265
                                                         ------      ------
       Total depreciation and amortization expenses      $3,560      $4,670
                                                         ======      ======

4.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three month periods ended March 31, 1999 and 2000, respectively, is illustrated below:

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                             ----------------------------
                                                                1999              2000
                                                             -----------      -----------
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                    (UNAUDITED)
Numerator:
        For basic and diluted earnings per share -
        Income available to common stockholders .......      $     4,180      $       105
                                                             ===========      ===========

Denominator:
        For basic earnings per share -
        Weighted-average shares .......................       13,553,052       15,785,375
                                                             -----------      -----------

Effect of dilutive securities:
        Stock options and warrants ....................        1,347,133          757,365
                                                             -----------      -----------

Denominator:
        For diluted earnings per share -
        Weighted-average shares and assumed conversions       14,900,185       16,542,740
                                                             ===========      ===========

For the quarters ended March 31, 1999 and 2000, we had 82,500 and 1,120,670 employee stock options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

5.   COMPREHENSIVE INCOME

The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows:

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                         -----------------------
                                                          1999             2000
                                                         ------           ------
                                                             (IN THOUSANDS)
                                                               (UNAUDITED)
Net Income ...................................           $4,180           $  105
Currency translation adjustments .............               --               12
                                                         ------           ------
Comprehensive income .........................           $4,180           $  117
                                                         ======           ======


6.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2001. We are currently evaluating the impact of SFAS No. 133 on our future results of operations and financial position.

7.   ACQUISITIONS

The unaudited pro forma information set forth below presents our revenues, net income and earnings per share plus the 1999 acquisitions, and the public offering of our common stock in March 1999, as if these transactions were each effective on January 1, 1999 and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company's public offering of common stock, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments.

                                                                      THREE MONTHS
                                                                          ENDED
                                                                     MARCH 31, 1999
                                                                     --------------

                                                     (In thousands, except for per share data)
                                                                     (Unaudited)
Revenues..........................................                     $64,809

Net income........................................                       4,415

Basic earnings per common share...................                        0.28

Diluted earnings per common share.................                        0.26

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offering been consummated effective as of January 1, 1999. No pro forma information is presented for 2000 as no acquisitions were completed during the first quarter of 2000.

8.    COMMITMENTS AND CONTINGENCIES

REGULATORY PROCEEDINGS

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the U.S. Environmental Protection Agency (the "EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at March 31, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the Michigan Department of Environmental Quality (the "MDEQ") and the EPA. We also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We later entered into a consent order with the EPA that approved this workplan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. Our contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for business on February 1, 2000. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have made demand upon and are attempting to negotiate a resolution with National Steel regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility. We have recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or our insurers. At March 31, 2000, $225,000 remained accrued of the original $4.2 million reserve.

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

During the fourth quarter of 1999, the EPA notified us that, as a result of the allegations giving rise to the investigation of our Detroit facility, it had determined that the facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"). This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, we have asked the EPA to reconsider its determination and we are currently awaiting a response to this request. Although we believe that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would have an adverse impact upon the operations of the facility.

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, but this settlement agreement will not become final until signed by the LDEQ and the Louisiana Attorney General. The terms of the settlement agreement have been published in accordance with Louisiana law and we anticipate that the settlement agreement will become final during the second quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain projects approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of March 31, 2000.

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

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing a plan for disposal of this waste. We have established a $2.5 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. As of March 31, 2000, $1.2 million of this reserve remains accrued. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

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

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, we have maintained a reserve, recorded as an accrued liability as of March 31, 2000, of $4.3 million to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements, however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site. We have established a $125,000 reserve, recorded as an accrued liability at March 31, 2000, to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding.

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

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class action are without merit and we have filed a motion to dismiss the consolidated complaint filed by the plaintiffs. Moreover, we believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders.

We are involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

9. SEGMENT INFORMATION

Prior to June 30, 1999, our subsidiaries were organized into two divisions - the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with Statement of Financial Accounting Standards No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division includes the operations of Romic Environmental Technologies Corporation and three other subsidiaries (USL City Environmental, Inc., USL City Environmental Services of Florida, Inc., and Waste Research and Recovery, Inc.) that were acquired during 1998 and 1999 and were previously included as part of the Wastewater Division.

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

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenues.

The following is a summary of key business segment information:

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                                 1999            2000
                                                                                 -----           ----
                                                                                    (IN THOUSANDS)
                                                                                     (UNAUDITED)
Revenue --
   Commercial Wastewater .............................................        $ 32,759        $ 40,376
   Industrial Wastewater .............................................          17,718          12,484
   Oilfield Waste ....................................................           4,825           5,318
                                                                              --------        --------
      Total ..........................................................          55,302        $ 58,178
                                                                              ========        ========

Income from operations --
   Commercial Wastewater .............................................        $  1,838        $    610
   Industrial Wastewater .............................................           4,352            (719)
   Oilfield Waste ....................................................           2,472           2,752
                                                                              --------        --------
       Total .........................................................        $  8,662        $  2,643
                                                                              ========        ========

Depreciation and amortization expense --
   Commercial Wastewater .............................................        $  1,847        $  2,770
   Industrial Wastewater .............................................             953           1,119
   Oilfield Waste ....................................................             648             596
   Corporate .........................................................             112             185
                                                                              --------        --------
       Total .........................................................        $  3,560        $  4,670
                                                                              ========        ========

Capital expenditures --
   Commercial Wastewater .............................................        $  3,316        $  2,412
   Industrial Wastewater .............................................             722           1,032
   Oilfield Waste ....................................................              73              23
   Corporate .........................................................              49             334
                                                                              --------        --------
       Total .........................................................        $  4,160        $  3,801
                                                                              ========        ========



                                                                             DECEMBER 31,      MARCH 31,
                                                                                1999             2000
                                                                                ----             ----
                                                                                    (IN THOUSANDS)
                                                                                             (UNAUDITED)
Identifiable assets -
   Commercial Wastewater .............................................        $217,021        $ 82,436
   Industrial Wastewater .............................................         105,846          57,022
   Oilfield Waste ....................................................          36,163          39,237
   Corporate .........................................................          10,053         191,761
                                                                              --------        --------
      Total ..........................................................        $369,083        $370,456
                                                                              ========        ========

10.    CREDIT FACILITIES

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. As a result of the PCB contamination occurring at our Detroit facility, a question arose whether we were in compliance with certain covenants under the credit facility. In October 1999, the banks granted us a waiver until January 14, 2000 of any such non-compliance arising out of the PCB contamination. On January 14, 2000, the terms of the revolving credit facility were amended to, among other things, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and require bank approval of a broader scope of acquisition transactions. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $125 million. This cap will increase to $150 million and to $175 million at such time as the earnings before interest, taxes, depreciation and amortization ("EBITDA") for our Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's budgets on a year-to-date basis as of the end of any month ending on or after June 30, 2000 and October 31, 2000, respectively. The amount of the credit facility will be reinstated to $225 million when the environmental issues relating to our Detroit facility (including the PCB contamination and the investigation of the facility by the FBI and the EPA) have been resolved in a manner reasonably satisfactory to the banks. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million. At such time as the amount that can be borrowed under the credit facility is increased to $150 million, the banks' consent for an acquisition will be required only if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $5.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 31, 2000, we had borrowed approximately $97.0 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flow. As of March 31, 2000, amounts outstanding under the credit facility were accruing interest at approximately 10.1% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is to be repaid in 60 monthly installments of principal and interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with Statement of Financial Accounting Standards No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division includes the operations of Romic Environmental Technologies Corporation and three other subsidiaries (USL City Environmental, Inc., USL City Environmental Services of Florida, Inc., and Waste Research and Recovery, Inc.) that were acquired during 1998 and 1999 and were previously included as part of the Wastewater Division.

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

The Commercial Wastewater Division generated $40.4 million, or 69.4%, of our revenues for the quarter ended March 31, 2000. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $12.5 million, or 21.5%, of our revenues for the quarter ended March 31, 2000. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $5.3 million, or 9.1%, of our revenues for the quarter ended March 31, 2000. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 11.3% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 2000

REVENUES. Revenues for the quarter ended March 31, 2000 increased $2.9 million, or 5.2%, from $55.3 million for the quarter ended March 31, 1999 to $58.2 million for the quarter ended March 31, 2000. The Commercial Wastewater Division contributed $32.8 million, or 59.2%, of first quarter 1999 revenues and $40.4 million, or 69.4%, of first quarter 2000 revenues. Collection and processing fees generated $24.6 million, or 75.1%, and $31.8 million, or 78.8%, of the Commercial Wastewater Division's revenues for the first quarters of 1999 and 2000, respectively. This increase was due primarily to the acquisition of additional commercial waste businesses in the intervening quarters. By-product sales generated the remaining $8.2 million, or 24.9%, and $8.6 million, or 21.2 %, of the Commercial Wastewater Division's revenues for the first quarters of 1999 and 2000, respectively.

The Industrial Wastewater Division contributed $17.7 million, or 32.0%, of first quarter 1999 revenues and $12.5 million, or 21.5%, of first quarter 2000 revenues. The Industrial Wastewater Division's revenues decreased $5.2 million, or 29.5%, due primarily to the temporary closure of the Detroit facility, which did not become fully operational until late in the first quarter of 2000. Collection and processing fees generated $16.4 million, or 92.3%, and $11.2 million, or 89.9%, of the Industrial Wastewater Division's revenues for the first quarters of 1999 and 2000, respectively. By-products sales generated the remaining $1.4 million, or 7.7% and $1.3 million, or 10.1% of the Industrial Wastewater Division's revenues for the first quarters of 1999 and 2000, respectively.

The Oilfield Waste Division contributed $4.8 million, or 8.7%, of first quarter 1999 revenues and $5.3 million, or 9.1%, of first quarter 2000 revenues. The Oilfield Waste Division's revenues increased approximately $500,000, or 10.2%, due primarily to increased volumes from customers.

OPERATING EXPENSES. Operating expenses increased $6.1 million, or 16.1%, from $37.6 million for the quarter ended March 31, 1999 to $43.7 million for the quarter ended March 31, 2000. As a percentage of revenues, operating expenses increased from 68.0% in the first quarter of 1999 to 75.1% in the first quarter of 2000. This increase was due primarily to the growth in the Commercial Wastewater and Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division, and the decrease in revenues without a proportionate decrease in operating expenses at our Detroit facility.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.1 million, or 31.2%, from $3.6 million for the quarter ended March 31, 1999 to $4.7 million for the quarter ended March 31, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 6.4% in the first quarter of 1999 to 8.1% in the first quarter of 2000. This increase was attributable primarily to the decrease in revenues from our Detroit facility with no corresponding decrease in depreciation and amortization expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million, or 31.5%, from $5.5 million for the quarter ended March 31, 1999 to $7.2 million for the quarter ended March 31, 2000. As a percentage of revenues, selling, general and administrative expenses were 9.9% for the first quarter of 1999 and 12.4% for the first quarter of 2000. This increase resulted primarily from increased costs in the Company's environmental compliance department, and expensing rather than capitalizing business development costs because no acquisitions were completed during the first quarter of 2000.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $900,000, or 62.2%, from $1.6 million for the quarter ended March 31, 1999 to $2.3 million for the quarter ended March 31, 2000. This increase resulted from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1999, as well as higher interest rates.

INCOME TAXES. The provision for income taxes decreased $2.9 million, or 97.4%, from $3.0 million for the quarter ended March 31, 1999 to approximately $78,000 for the quarter ended March 31, 2000 as a result of decreased taxable income. The effective tax rate for the period ended March 31, 1999 was 41.5% compared to 42.6% for the period ended March 31, 2000. Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We had net working capital of $14.0 million at March 31, 2000, compared to net working capital of $10.2 million at December 31, 1999. Improvement in the working capital position was attributable primarily to the payment of current portions of notes payable facilitated by borrowings from our revolving credit facility.

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At March 31, 2000, approximately $3.6 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months ended March 31, 2000 were $3.8 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last three quarters of 2000 are estimated at approximately $17.3 million. Approximately $10.7 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $5.4 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $900,000 is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $300,000 is to be used for software and computer upgrades at our corporate headquarters.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. As a result of the PCB contamination occurring at our Detroit facility, a question arose whether we were in compliance with certain covenants under the credit facility. In October 1999, the banks granted us a waiver until January 14, 2000 of any such non-compliance arising out of the PCB contamination. On January 14, 2000, the terms of the revolving credit facility were amended to, among other things, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and require bank approval of a broader scope of acquisition transactions. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $125 million. This cap will increase to $150 million and to $175 million at such time as the EBITDA for our Detroit facility and the Company and its subsidiaries on a consolidated basis (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's budgets on a year-to-date basis as of the end of any month ending on or after June 30, 2000 and October 31, 2000, respectively. The amount of the credit facility will be reinstated to $225 million when the environmental issues relating to our Detroit facility (including the PCB contamination and the investigation of the facility by the FBI and the EPA) have been resolved in a manner reasonably satisfactory to the banks. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million. At such time as the amount that can be borrowed from the credit facility is increased to $150 million, the banks' consent for an acquisition will be required only if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $5.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 31, 2000, we had borrowed approximately $97.0 million under the credit facility.

Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. As described above, the terms of our revolving credit facility currently impose significant limitations on our ability to use borrowed funds to pay for acquisitions. In addition, the current price level of our common stock makes raising additional equity capital for acquisitions or debt repayment unattractive. Consequently, we anticipate consummating very few, if any, acquisitions during the second quarter of 2000.

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

FORWARD LOOKING STATEMENTS

Statements of our intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Certain of these factors are discussed under "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of March 31, 2000, $97.0 million and $2.4 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of March 31, 2000, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.1% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.2% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding at the end of the first quarter would approximate 61 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $150,000 assuming the amount of debt outstanding remains constant.

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

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 1999, we were notified that the LDEQ was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, but this settlement agreement will not become final until signed by the LDEQ and the Louisiana Attorney General. The terms of the settlement agreement have been published in accordance with Louisiana law and we anticipate that the settlement agreement will become final during the second quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain projects approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility.

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

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing a plan for disposal of this waste. We have established a $2.5 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. As of March 31, 2000, $1.2 million of this reserve remains accrued. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the FBI executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.

All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at March 31, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the MDEQ and the EPA. We also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We later entered into a consent order with the EPA that approved this workplan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. Our contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for business on February 1, 2000. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have made demand upon and are attempting to negotiate a resolution with National Steel regarding the damages suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility. We have recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or our insurers.

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

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site. We have established a $125,000 reserve, recorded as an accrued liability, to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding.

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

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.

The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class action are without merit and we have filed a motion to dismiss the consolidated complaint filed by the plaintiffs. Moreover, we believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders.

During October and November of 1999, the DTSC inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although we dispute the alleged violations, we are attempting to negotiate a resolution with the DTSC. We believe that the ultimate resolution of these matters will not have a material adverse effect on our business, results of operations, or financial condition.

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

The Company and certain of our subsidiaries are also currently involved in other civil litigation and governmental proceedings relating to the conduct of their businesses, some of which are addressed in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC. While the outcome of any particular lawsuit or governmental investigation cannot be predicted with certainty, we believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
   No.      Description
   ---      -----------

  27.1      Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U S LIQUIDS INC.


Date: May 10, 2000                      /s/ MICHAEL P. LAWLOR
                                        ----------------------------------------
                                        Michael P. Lawlor, Chairman and CEO


Date:  May 10, 2000                     /s/ EARL J. BLACKWELL
                                        ----------------------------------------
                                        Earl J. Blackwell, Senior Vice President
                                        and Chief Financial Officer