Form 10-Q
period 2000-06-30
U S LIQUIDS INC
filed 2000-08-11
CIK 1041095

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     [X] Yes      [_] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

                         Common Stock, $.01 par value
                    15,796,911 shares as of August 10, 2000

                               U S LIQUIDS INC.
                 FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX

                                                                                                          Page
PART I - FINANCIAL INFORMATION.............................................................................  1

         ITEM 1.  Financial Statements.....................................................................  1
         - Condensed Consolidated Balance Sheets as of
           December 31, 1999 and June 30, 2000 (unaudited).................................................  1
         - Condensed Consolidated Statements of Income for the
           three and six month periods ended June 30, 1999 and 2000 (unaudited)............................  2
         - Condensed Consolidated Statements of Cash Flows for the
           six month periods ended June 30, 1999 and 2000 (unaudited)......................................  3
         - Notes to Condensed Consolidated Financial Statements............................................  4

         ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 12

         ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk............................... 16


PART II-OTHER INFORMATION.................................................................................. 16

         ITEM 1.  Legal Proceedings........................................................................ 16

         ITEM 2.  Changes in Securities and Use of Proceeds................................................ 19

         ITEM 3.  Defaults upon Senior Securities.......................................................... 20

         ITEM 4.  Submission of Matters to a Vote of Security Holders...................................... 20

         ITEM 5.  Other Information........................................................................ 20

         ITEM 6.  Exhibits and Reports on Form 8-K......................................................... 20

Signatures................................................................................................. 21


PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                               U S LIQUIDS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                       ASSETS                                          DECEMBER 31,     JUNE 30,
                                                                          1999           2000
                                                                       -----------     ----------
                                                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents.......................................       $  3,398      $  1,990
   Accounts receivable, less allowances of $3,063 and
   $1,343  (unaudited), respectively...............................         40,098        39,898
   Inventories.....................................................          2,029         2,421
   Prepaid expenses and other current assets.......................         12,653         7,766
                                                                          --------      --------
       Total current assets........................................       $ 58,178      $ 52,075

PROPERTY, PLANT AND EQUIPMENT, net.................................        115,625       119,159
INTANGIBLE ASSETS, net.............................................        193,033       196,306
OTHER ASSETS, net..................................................          2,247         1,818
                                                                          --------      --------
       Total assets................................................       $369,083      $369,358
                                                                          ========      ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations.....................       $  5,327      $  2,621
   Accounts payable................................................         15,239        20,134
   Accrued liabilities.............................................         22,923        19,166
   Current portion of contract reserve.............................          4,500         4,500
                                                                          --------      --------
       Total current liabilities...................................       $ 47,989      $ 46,421

LONG-TERM OBLIGATIONS, net of current maturities...................         99,499        98,866
CELL PROCESSING RESERVE............................................          4,630         4,703
CLOSURE AND REMEDIATION RESERVES...................................          8,878         8,649
CONTRACT RESERVE, net of current portion...........................         11,566        12,357
DEFERRED INCOME TAXES..............................................          6,373         7,173
                                                                          --------      --------
       Total liabilities...........................................       $178,935      $178,169

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding.............................................       $   -         $    -
   Common stock, $.01 par value, 30,000,000 shares authorized,
      15,780,868 and 15,785,868 (unaudited) shares
      issued and outstanding, respectively.........................            158           158
   Additional paid-in capital......................................        176,859       176,859
   Retained earnings...............................................         13,173        14,182
   Accumulated other comprehensive loss
      Foreign currency translation adjustment......................            (42)          (10)
                                                                          --------      --------
      Total stockholders' equity...................................       $190,148      $191,189
                                                                          --------      --------
       Total liabilities and stockholders' equity..................       $369,083      $369,358
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

                               U S LIQUIDS INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                        THREE MONTHS              SIX MONTHS
                                           ENDED                    ENDED
                                          JUNE 30,                 JUNE 30,
                                     -------------------   -----------------------
                                       1999       2000       1999          2000
                                     -------    -------    --------      --------
REVENUES..........................   $58,695    $64,473    $113,997      $122,651

OPERATING EXPENSES................    39,226     48,827      76,831        92,494

DEPRECIATION AND AMORTIZATION.....     3,992      4,741       7,552         9,411

SELLING, GENERAL AND                   5,733      6,526      11,208        13,724
ADMINISTRATIVE EXPENSES...........   -------    -------    --------      --------

INCOME FROM OPERATIONS............   $ 9,744    $ 4,379    $ 18,406      $  7,022

INTEREST EXPENSE, net.............     1,443      2,950       3,056         5,288

OTHER (INCOME) EXPENSE, net.......      (115)      (385)       (211)         (264)
                                     -------    -------    --------      --------
INCOME BEFORE PROVISION FOR
INCOME TAXES......................   $ 8,416    $ 1,814    $ 15,561      $  1,998

PROVISION FOR INCOME TAXES........     3,494        910       6,459           989
                                     -------    -------    --------      --------
NET INCOME........................   $ 4,922    $   904    $  9,102      $  1,009
                                     =======    =======    ========      ========

BASIC EARNINGS PER COMMON SHARE...   $  0.31    $  0.06    $   0.62      $   0.06
                                     =======    =======    ========      ========

DILUTED EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE...........   $  0.29    $  0.06    $   0.57      $   0.06
                                     =======    =======    ========      ========

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING................    15,927     15,786      14,747        15,786
                                     =======     =======    ========     ========

WEIGHTED AVERAGE COMMON AND
 COMMON EQUIVALENT SHARES
 OUTSTANDING......................    17,242     16,313      16,091        16,447
                                     =======    =======    ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               U S LIQUIDS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                --------------------------------------------------
                                                                                        1999                          2000
                                                                                        ----                          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................         $  9,102                     $  1,009

Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
     Depreciation and amortization...........................................            7,552                        9,411
     Net loss (gain) on sale of property, plant, and equipment...............              (82)                          79
     Deferred income tax provision...........................................            1,579                        1,394
     Changes in operating assets and liabilities, net of amounts acquired:
          Accounts receivable, net...........................................           (7,324)                        (983)
          Inventories........................................................             (506)                        (392)
          Prepaid expenses and other current assets..........................            1,828                        3,915
          Intangible assets, net.............................................             (488)                        (184)
          Other assets.......................................................           (1,395)                         430
          Accounts payable and accrued liabilities...........................           (8,272)                       1,718
          Closure, remediation and processing reserves.......................           (2,188)                      (3,790)
                                                                                      --------                     --------
               Net cash provided by (used in) operating activities...........         $   (194)                    $ 12,607
                                                                                      --------                     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment..............................         $ (7,937)                    $ (9,118)
     Proceeds from sale of property, plant and equipment.....................              670                          128
     Net cash paid for acquisitions..........................................          (60,015)                      (1,717)
                                                                                      --------                     --------
               Net cash used in investing activities.........................         $(67,282)                    $(10,707)
                                                                                      --------                     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations.........................         $ 72,147                     $ 16,000
     Principal payments on long-term obligations.............................          (63,586)                     (19,340)
     Proceeds from additional public offering of common stock,
          net of offering costs..............................................           56,659                           --
     Proceeds from exercise of stock options.................................               68                           --
                                                                                      --------                     --------
               Net cash provided by (used in) financing activities............        $ 65,288                     $ (3,340)
                                                                                      --------                     --------

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH
AND CASH EQUIVALENTS.........................................................         $     --                     $     32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................         $ (2,188)                    $ (1,408)
                                                                                      --------                     --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................            3,285                        3,398
                                                                                      --------                     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................         $  1,097                     $  1,990
                                                                                      ========                     ========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest..................................................         $  3,062                     $  5,064
     Cash paid (received) for income taxes...................................            4,340                       (3,284)
     Liabilities issued and assumed related to acquisitions..................            3,229                           --
     Common stock, warrants and options issued for acquisitions..............           12,428                           --

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


2.   INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1999 and June 30, 2000, consisted of processed by-products of $ 1,490,000 and $1,368,000, respectively, and unprocessed by-products of $539,000 and $1,053,000, respectively. Cost is determined using the first-in, first-out
(FIFO) method.


3.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                             THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                  JUNE 30,                           JUNE 30,
                                                        ------------------------------      --------------------------
                                                               1999      2000                     1999        2000
                                                              ------    ------                    ----        ----
                                                                                (IN THOUSANDS)
                                                                                  (UNAUDITED)
Operating expenses...................................        $3,779    $4,466                    $7,133      $8,871
Selling, general and administrative expenses.........           213       275                       419         540
                                                             ------    ------                    ------      ------
       Total depreciation and amortization expense...        $3,992    $4,741                    $7,552      $9,411
                                                             ======    ======                    ======      ======

4.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 1999 and 2000, respectively, is illustrated below:

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
                                                 -----------------------------       ---------------------------
                                                    1999               2000             1999              2000
                                                 ----------         ----------       ----------        ----------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                           (UNAUDITED)
Numerator:
 For basic and diluted earnings per share -
 Income available to common stockholders......   $     4,922       $       904       $     9,102       $     1,009
                                                 ===========       ===========       ===========       ===========

Denominator:
 For basic earnings per share -
 Weighted-average shares......................    15,926,915        15,785,870        14,746,541        15,785,622
                                                 -----------       -----------       -----------       -----------
Effect of dilutive securities:
 Stock options and warrants...................     1,315,413           527,211         1,344,256           661,603
                                                 -----------       -----------       -----------       -----------
Denominator:
 For diluted earnings per share -
 Weighted-average shares and                      17,242,328        16,313,081        16,090,797        16,447,225
 assumed conversions..........................   ===========       ===========       ===========       ===========


For the quarters ended June 30, 1999 and 2000, we had 627,500 and 1,332,334 employee stock options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.


5.   COMPREHENSIVE INCOME

The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows:


                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                              JUNE 30,                  JUNE 30,
                                      --------------------      ------------------------
                                         1999       2000          1999           2000
                                      ---------   --------      --------      ----------
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)
Net income.........................    $4,922        $904        $9,102       $    1,009

Currency translation adjustments...        --          20            --               32
                                       ------        ----        ------       ----------
Comprehensive income...............    $4,922        $924        $9,102       $    1,041
                                       ======        ====        ======       ==========




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

On December 3, 1999, the SEC released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. We have reviewed our revenue recognition procedures for each of our business segments and we are satisfied that we are in Compliance with the requirements of SAB No. 101.

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

                                                      SIX MONTHS
                                                         ENDED
                                                    JUNE 30,  1999
                                                    --------------
                                       (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
                                                      (UNAUDITED)

Revenues..................................             $128,604

Net income................................                9,132

Basic earnings per common share...........                 0.57

Diluted earnings per common share.........                 0.53

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offering been consummated effective as of January 1, 1999. No pro forma information is presented for 2000 as no acquisitions were completed during the first six months of 2000.

8.   COMMITMENTS AND CONTINGENCIES

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the U.S. Environmental Protection Agency (the "EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a phone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at June 30, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the Michigan Department of Environmental Quality (the "MDEQ") and the EPA. We also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We later entered into a consent order with the EPA that approved this workplan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. Our contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for business on February 1, 2000. All of the requirements of the consent order have been met and on July 7, 2000, the MDEQ delivered to us a Notice of Termination of Consent Order. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility. We have recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or our insurers. As of June 30, 2000, the original $4.2 million reserve had been depleted.

Waste Management has asserted a claim against us for damages relating to our Detroit facility's alleged disposal of PCB contaminated waste at one of its landfills. Waste Management has submitted to the MDEQ and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. As previously mentioned, we have filed suit against National Steel seeking indemnification against any amounts ultimately determined to be owing by us to Waste Management as a result of our Detroit facility's delivery of PCB contaminated waste to Waste Management's landfill. We have also submitted a claim under our pollution liability insurance for losses incurred as a result of any such delivery. We established a $1.3 million reserve during 1999, which still is recorded as an accrued liability at June 30, 2000, for costs to be incurred in the event that it is ultimately determined that we are responsible for disposing of any improperly delivered PCB contaminated waste, without offset for any anticipated recovery from National Steel or our insurers.

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

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. However, this settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use Supplemental Environmental Projects ("SEPs") as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during the third quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain SEPs approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of June 30, 2000.

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

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing for the removal and disposal of this waste. We have established a $2.5 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. As of June 30, 2000, $1.1 million of this reserve remains accrued. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

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

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, we have maintained a reserve, recorded as an accrued liability as of June 30, 2000, of $4.3 million to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements, however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site. We have established a $125,000 reserve, recorded as an accrued liability at June 30, 2000, to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms ("ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes ("FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. During the week of July 31, 2000, the ATF began an inspection at our Rancho Cucamonga, California facility. At the conclusion of the inspection of our Louisville, Kentucky facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. We have established a reserve in the amount of $530,000, recorded as an accrued liability at June 30, 2000, for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty.

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


9.   CREDIT FACILITIES

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. On August 11, 2000, the terms of the revolving credit facility were amended to, among other things, reduce the amount of the credit facility from $225 million to $150 million, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and modify certain of our financial covenants. As a result of the reduction in the amount of the credit facility, we expensed approximately $428,000 of capitalized financing costs. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $125 million. This cap will increase to $135 million if (i) we are in compliance with all financial covenants as of September 30, 2000, and (ii) our consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget. The amount of the credit facility will be increased to $150 million if (x) either (a) all of the conditions set forth in clauses (i) and (ii) above have been satisfied or (b) our consolidated EBITDA for the third and the fourth quarters of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31,
1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget, (y) we are in compliance with all financial covenants as of December 31, 2000, and (z) our consolidated EBITDA for the fourth quarter of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31,
1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 2000, we had borrowed approximately $93.0 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flow. As of June 30, 2000, amounts outstanding under the credit facility were accruing interest at approximately 10.6% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is to be repaid in 60 monthly installments of principal and interest.


10.  SEGMENT INFORMATION

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

The following is a summary of key business segment information:

                                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                      -------------------------------          -------------------------------------
                                                          1999                2000                1999                   2000
                                                      ------------        -----------          -----------            --------------
                                                                                  (IN THOUSANDS)
                                                                                   (UNAUDITED)
Revenue --
   Commercial Wastewater..................              $36,975              $44,773             $ 69,734               $ 85,148
   Industrial Wastewater..................               16,563               13,873               34,281                 26,357
   Oilfield Waste.........................                5,157                5,827                9,982                 11,146
                                                        -------              -------             --------               --------
      Total...............................              $58,695              $64,473             $113,997               $122,651
                                                        =======              =======             ========               ========

Income from operations --
   Commercial Wastewater..................              $ 2,977              $   696             $  4,804               $  1,016
   Industrial Wastewater..................                3,850                  708                8,214                    279
   Oilfield Waste.........................                2,917                2,975                5,388                  5,727
                                                        -------              -------             --------               --------
       Total..............................              $ 9,744              $ 4,379             $ 18,406               $  7,022
                                                        =======              =======             ========               ========

Depreciation and amortization expense --
   Commercial Wastewater..................              $ 2,230              $ 2,812             $  4,076               $  5,581
   Industrial Wastewater..................                  971                1,146                1,924                  2,265
   Oilfield Waste.........................                  672                  583                1,321                  1,180
   Corporate..............................                  119                  200                  231                    385
                                                        -------              -------             --------               --------
       Total..............................              $ 3,992              $ 4,741             $  7,552               $  9,411
                                                        =======              =======             ========               ========

Capital expenditures --
   Commercial Wastewater..................              $ 2,543              $ 3,589             $  5,859               $  6,001
   Industrial Wastewater..................                  751                  698                1,473                  1,730
   Oilfield Waste.........................                   86                  672                  159                    695
   Corporate..............................                  397                  358                  446                    692
                                                        -------              -------             --------               --------
       Total..............................              $ 3,777              $ 5,317             $  7,937               $  9,118
                                                        =======              =======             ========               ========

                                                      DECEMBER 31,           JUNE 30,
                                                        1999                   2000
                                                      ------------           -------
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)
Identifiable assets --
   Commercial Wastewater..................            $ 217,021             $ 217,756
   Industrial Wastewater..................              105,846               112,104
   Oilfield Waste.........................               36,163                36,241
   Corporate..............................               10,053                 3,257
                                                      ---------             ---------
      Total...............................            $ 369,083             $ 369,358
                                                      =========             =========

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

The Commercial Wastewater Division generated $44.8 million, or 69.5%, of our revenues for the quarter ended June 30, 2000. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $13.9 million, or 21.5%, of our revenues for the quarter ended June 30, 2000. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $5.8 million, or 9.0%, of our revenues for the quarter ended June 30, 2000. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. Landfarms, which constitute approximately 10.9% of our net property, plant and equipment, are amortized over 25 years. Other depreciable or amortizable assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES. Revenues for the quarter ended June 30, 2000 increased $5.8 million, or 9.8%, from $58.7 million for the quarter ended June 30, 1999 to $64.5 million for the quarter ended June 30, 2000. The Commercial Wastewater Division contributed $37.0 million, or 63.0%, of second quarter 1999 revenues and $44.8 million, or 69.4%, of second quarter 2000 revenues. Collection and processing fees generated $30.3 million, or 82.0%, and $35.1 million, or 78.4%, of the Commercial Wastewater Division's revenues for the second quarters of 1999 and 2000, respectively. This increase was due primarily to increased remediation work. By-product sales generated the remaining $6.6 million, or 18.0%, and $9.7 million, or 21.6%, of the Commercial Wastewater Division's revenues for the second quarters of 1999 and 2000, respectively. By-product sales increased due to acquisitions completed during the second quarter of 1999 and increased volumes of waste streams from which saleable by-products could be recovered.

The Industrial Wastewater Division contributed $16.6 million, or 28.2%, of second quarter 1999 revenues and $13.9 million, or 21.5%, of second quarter 2000 revenues. The Industrial Wastewater Division's revenues decreased $2.7 million, or 16.2%, due primarily to the slower than expected ramp-up of our Detroit facility. Collection and processing fees generated $15.3 million, or 91.9%, and $12.6 million, or 90.8%, of the Industrial Wastewater Division's revenues for the second quarters of 1999 and 2000, respectively. By-product sales generated the remaining $1.3 million, or 8.1%, and $1.3 million, or 9.2%, of the Industrial Wastewater Division's revenues for the second quarters of 1999 and 2000, respectively.

The Oilfield Waste Division contributed $5.2 million, or 8.8%, of second quarter 1999 revenues and $5.8 million, or 9.0%, of second quarter 2000 revenues. The Oilfield Waste Division's revenues increased approximately $670,000, or 13.0%, due primarily to increased on-shore drilling activity and increased volumes from one of our customers.

OPERATING EXPENSES. Operating expenses increased $9.6 million, or 24.5%, from $39.2 million for the quarter ended June 30, 1999 to $48.8 million for the quarter ended June 30, 2000. As a percentage of revenues, operating expenses increased from 66.8% in the second quarter of 1999 to 75.7% in the second quarter of 2000. This increase was due primarily to changes in job costing estimates at our San Antonio, Texas facility and accruals relating to the ATF audit of our Louisville, Kentucky facility , as well as a decrease in revenues without a proportionate decrease in operating expenses at our Detroit and Re-Claim facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $749,000, or 18.8%, from $4.0 million for the quarter ended June 30, 1999 to $4.7 million for the quarter ended June 30, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 6.8% in the second quarter of 1999 to 7.4% in the second quarter of 2000. This increase was attributable primarily to the decrease in revenues from our Detroit facility with no corresponding decrease in depreciation and amortization expenses, and an increase in amortization of goodwill for acquisitions completed during 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $793,000, or 13.8%, from $5.7 million for the quarter ended June 30, 1999 to $6.5 million for the quarter ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 9.8% for the second quarter of 1999 and 10.1% for the second quarter of 2000. This increase resulted primarily from increased costs in the Company's environmental compliance department, and expensing rather than capitalizing business development costs because no acquisitions were completed during the second quarter of 2000.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $1.2 million, or 93.1%, from $1.3 million for the quarter ended June 30, 1999 to $2.6 million for the quarter ended June 30, 2000. This increase resulted from interest expense incurred on borrowings used to fund the purchase price for acquisitions completed in 1999, higher interest rates, and the expensing of approximately $428,000 of capitalized financing costs due to the reduction of the amount that we can borrow under our revolving credit facility.

INCOME TAXES. The provision for income taxes decreased $2.6 million, or 74.0%, from $3.5 million for the quarter ended June 30, 1999 to approximately $910,000 for the quarter ended June 30, 2000 as a result of decreased taxable income. The effective tax rate for the period ended June 30, 1999 was 41.5% compared to 50.2% for the period ended June 30, 2000. The tax rate increase was due to the increased proportion of nondeductible expenses relative to pretax book income. Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.


SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES. Revenues for the six month period ended June 30, 2000 increased $8.7 million, or 7.6%, from $114.0 million for the six month period ended June 30, 1999 to $122.7 million for the six month period ended June 30, 2000. The Commercial Wastewater Division contributed $69.7 million, or 61.2%, of revenues for the six months ended June 30, 1999 and $85.1 million, or 69.4%, of revenues for the six months ended June 30, 2000. Collection and processing fees generated $54.9 million, or 78.8%, and $66.9 million, or 78.6%, of the Commercial Wastewater Division's revenues for the six month periods ended June 30, 1999 and 2000, respectively. This increase was due primarily to the acquisition of additional commercial waste businesses in the intervening quarters and increased remediation work in the second quarter of 2000. By-product sales generated the remaining $14.8 million, or 21.2%, and $18.2 million, or 21.4%, of the Commercial Wastewater Division's revenues for the 1999 and 2000 periods, respectively.

The Industrial Wastewater Division contributed $34.2 million, or 30.1%, of revenues for the six months ended June 30, 1999 and $26.4 million, or 21.5%, of revenues for the six months ended June 30, 2000. The Industrial Wastewater Division's revenues decreased $7.9 million, or 23.1%, due primarily to the temporary closing and slower than expected ramp-up of our Detroit facility. Collection and processing fees generated $31.5 million, or 92.1%, and $23.9 million, or 90.4%, of the Industrial Wastewater Division's revenues for the six month periods ended June 30, 1999 and 2000, respectively. By-product sales generated the remaining $2.7 million, or 7.9%, and $2.5 million, or 9.6%, of the Industrial Wastewater Division's revenues for the six month periods ended June 30, 1999 and 2000, respectively.

The Oilfield Waste Division contributed $10.0 million, or 8.8%, of revenues for the six months ended June 30, 1999 and $11.1 million, or 9.1%, of revenues for the six months ended June 30, 2000. The Oilfield Waste Division's revenues increased approximately $1.2 million, or 11.7%, due primarily to increased on-shore drilling activity and increased volumes from one of our customers.

OPERATING EXPENSES. Operating expenses increased $15.7 million, or 20.4%, from $76.8 million for the six months ended June 30, 1999 to $92.5 million for the six months ended June 30, 2000. As a percentage of revenues, operating expenses increased from 67.4% for the six month period ended June 30, 1999 to 75.4% for the six month period ended June 30, 2000. This increase was due primarily to growth in the Commercial Wastewater Division, changes in job costing estimates at our San Antonio, Texas facility, accruals relating to the ATF audit of our Louisville, Kentucky facility, and a decrease in revenues without a proportionate decrease in operating expenses at our Detroit and Re-Claim facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $1.9 million, or 24.6%, from $7.6 million for the six months ended June 30, 1999 to $9.4 million for the six months ended June 30, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 6.6% for the six month period ended June 30, 1999 to 7.7% for the six month period ended June 30, 2000. This increase was attributable primarily to the decrease in revenues without a proportionate decrease in depreciation and amortization expenses for the Detroit and Re-Claim facilities and the amortization of goodwill for acquisitions completed during 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.5 million, or 22.4%, from $11.2 million for the six months ended June 30, 1999 to $13.7 million for the six months ended June 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 9.8% for the six month period ended June 30, 1999 and 11.2% for the six month period ended June 30, 2000. This increase resulted primarily from increased costs in the Company's environmental compliance department, and expensing rather than capitalizing business development costs because no acquisitions have been completed during 2000.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $2.2 million, or 77.6%, from $2.8 million for the six month period ended June 30, 1999 to $5.0 million for the six month period ended June 30, 2000. This increase resulted from interest expense incurred on borrowings used to fund the purchase price of acquisitions completed in 1999, higher interest rates, and the expensing of approximately $428,000 of capitalized financing costs due to the reduction of the amount that we can borrow under our revolving credit facility.

INCOME TAXES. The provision for income taxes decreased $5.5 million, or 84.7%, from $6.5 million for the six month period ended June 30, 1999 to approximately $989,000 for the six month period ended June 30, 2000 as a result of decreased taxable income. The effective tax rate for the six months ended June 30, 1999 was 41.5% compared to 49.5% for the six months ended June 30, 2000. The tax rate increase was due to the increased proportion of nondeductible expenses relative to pretax book income. Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We had net working capital of $5.7 million at June 30, 2000, compared to net working capital of $10.2 million at December 31, 1999.

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At June 30, 2000, approximately $2.6 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months ended June 30, 2000 were $5.3 million. The majority of the capital expenditures were for plant expansions and equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last two quarters of 2000 are estimated at approximately $9.5 million. Approximately $4.9 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $3.1 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $1.1 million is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $405,000 is to be used for software and computer upgrades at our corporate headquarters.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. On August 11, 2000, the terms of the revolving credit facility were amended to, among other things, reduce the amount of the credit facility from $225 million to $150 million, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and modify certain of our financial covenants. As a result of the reduction in the amount of the credit facility, we expensed approximately $428,000 of capitalized financing costs. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $125 million. This cap will increase to $135 million if (i) we are in compliance with all financial covenants as of September 30, 2000, and (ii) our consolidated earnings before interest, taxes, depreciation and amortization ("EBITDA") for the third quarter of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget. The amount of the credit facility will be increased to $150 million if (x) either (a) all of the conditions set forth in clauses (i) and (ii) above have been satisfied or (b) our consolidated EBITDA for the third and the fourth quarters of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget, (y) we are in compliance with all financial covenants as of December 31, 2000, and (z) our consolidated EBITDA for the fourth quarter of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 2000, we had borrowed approximately $93.0 million under the credit facility. As of the date of this report, we had borrowed approximately $96.0 million under the credit facility.

Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months. In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. As described above, the terms of our revolving credit facility currently impose significant limitations on our ability to use borrowed funds to pay for acquisitions. In addition, the current price level of our common stock makes raising additional equity capital for acquisitions or debt repayment unattractive. Consequently, we anticipate consummating very few, if any, acquisitions during the remainder of 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of June 30, 2000, $93.0 million and $2.3 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of June 30, 2000, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.6% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.2% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding at the end of the first quarter would approximate 67 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $158,000 assuming the amount of debt outstanding remains constant.

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


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 1999, we were notified that the LDEQ was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. However, this settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use Supplemental Environmental Projects ("SEPs") as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during the third quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain SEPs approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility.

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

The EPA has also notified us that it believes that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site may contain hazardous constituents and, therefore, the waste cannot be processed by our facility. We believe that the waste may be handled as nonhazardous waste in accordance with the terms of the facility's permit. We are in the process of preparing for the removal and disposal of this waste. We have established a $2.5 million reserve, recorded as an accrued liability, for costs to be incurred in the event that it is ultimately determined that this waste must be delivered to a third party for processing and disposal. As of June 30, 2000, $1.1 million of this reserve remains accrued. Management believes that this reserve is sufficient to cover all costs associated with a third party's disposal of the waste, if necessary.

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

All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at June 30, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs and that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank. We immediately made all notifications required by law including notifications to the MDEQ and the EPA. We also notified Waste Management, Inc. that some of the PCB contaminated wastes may have been inadvertently delivered to a Waste Management landfill for disposal. We subsequently submitted to the EPA a workplan for disposal of the PCB contaminated materials and decontamination of the affected equipment. We later entered into a consent order with the EPA that approved this workplan and established enhanced procedures for screening of materials delivered to the facility to detect PCB contamination. Under the terms of the consent order, we paid $123,888 to the EPA in full settlement of the EPA's claims for certain civil fines. Our contractors completed the clean-up and decontamination of the facility in accordance with the workplan and the facility was reopened for
business on February 1, 2000.    All of the requirements of the consent order
have been met and on July 7, 2000, the MDEQ delivered to us a Notice of
Termination of Consent Order.   We have determined that a subsidiary of National
Steel Corporation generated
the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility. We have recorded all of the liabilities incurred or expected to be incurred in connection with the cleanup of the PCB contamination, without offset for any anticipated recovery from National Steel or our insurers.

Waste Management has asserted a claim against us for damages relating to our Detroit facility's alleged disposal of PCB contaminated waste at one of its landfills. Waste Management has submitted to the MDEQ and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. As previously mentioned, we have filed suit against National Steel seeking indemnification against any amounts ultimately determined to be owing by us to Waste Management as a result of our Detroit facility's delivery of PCB contaminated waste to Waste Management's landfill. We have also submitted a claim under our pollution liability insurance for losses incurred as a result of any such delivery. We established a $1.3 million reserve during 1999, which still is recorded as an accrued liability at June 30, 2000, for costs to be incurred in the event that it is ultimately determined that we are responsible for disposing of any improperly delivered PCB contaminated waste, without offset for any anticipated recovery from National Steel or our insurers.

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

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the ATF. In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the FET that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. During the week of July 31, 2000, the ATF began an inspection at our Rancho Cucamonga, California facility. At the conclusion of the inspection of our Louisville, Kentucky facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. We have established a reserve in the amount of $530,000, recorded as an accrued liability at June 30, 2000, for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2000, the annual meeting of stockholders of the Company was held in Houston, Texas. The items of business considered at the annual meeting were as follows:

     (1) the election of Michael P. Lawlor, W. Gregory Orr and Roger A. Ramsey to serve as directors of the Company for a term of three years;

     (2) the approval of the U S Liquids Inc. Employee Stock Purchase Plan; and

     (3) the ratification of Arthur Andersen LLP as the Company's independent accountants for 2000.

At the annual meeting, 12,057,526 votes were voted FOR the election of Michael
P. Lawlor and 211,395 shares were WITHHELD; 12,056,386 shares were voted FOR the election of W. Gregory Orr and 212,535 shares were WITHHELD; and 12,107,306 shares were voted FOR the election of Roger A. Ramsey and 161,615 shares were WITHHELD. 12,382,327 shares were voted FOR the approval of the U S Liquids Inc. Employee Stock Purchase Plan, 449,787 shares were voted AGAINST, and 42,807 shares ABSTAINED. 12,736,284 shares were voted FOR the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 2000, 80,313 shares were voted AGAINST, and 58,324 shares ABSTAINED.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
 No.    Description
 ---    -----------

 4.7 Third Amendment to Second Amended and Restated Credit Agreement, dated August 11, 2000, among U S Liquids, Inc., various financial institutions and Bank of America, N.A., as Agent.

 27.1   Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                U S LIQUIDS INC.


Date: August 11, 2000               /s/ MICHAEL P. LAWLOR
                                    -----------------------------------------
                                    Michael P. Lawlor, Chairman and CEO


Date: August 11, 2000               /s/ EARL J. BLACKWELL
                                    -----------------------------------------
                                    Earl J. Blackwell, Senior Vice President
                                    and Chief Financial Officer