Form 10-Q
period 2000-09-30
U S LIQUIDS INC
filed 2000-11-13
CIK 1041095

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                  (Mark One)
         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

                                      or

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

                         Common Stock, $.01 par value
                   15,796,911 shares as of November 10, 2000


                                                         U S LIQUIDS INC.
                                        FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                                               INDEX

                                                                                                           Page
PART I - FINANCIAL INFORMATION.............................................................................   1

     ITEM 1.  Financial Statements.........................................................................   1
     - Condensed Consolidated Balance Sheets as of
       December 31, 1999 and September 30, 2000 (unaudited)................................................   1
     - Condensed Consolidated Statements of Income for the
       three and nine month periods ended  September 30, 1999 and 2000 (unaudited).........................   2
     - Condensed Consolidated Statements of Cash Flows for the
       nine month periods ended September 30, 1999 and 2000 (unaudited)....................................   3
     - Notes to Condensed Consolidated Financial Statements................................................   4

     ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations......  13

     ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk.................................  17


PART II- OTHER INFORMATION.................................................................................  17

     ITEM 1.  Legal Proceedings............................................................................  17

     ITEM 2.  Changes in Securities and Use of Proceeds....................................................  21

     ITEM 3.  Defaults upon Senior Securities..............................................................  21

     ITEM 4.  Submission of Matters to a Vote of Security Holders..........................................  21

     ITEM 5.  Other Information............................................................................  21

     ITEM 6.  Exhibits and Reports on Form 8-K.............................................................  21


Signatures.................................................................................................  22


                                                                 i

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


                                                         U S LIQUIDS INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                   ASSETS                             DECEMBER 31,    SEPTEMBER 30,
                                                                         1999            2000
                                                                       --------        --------

CURRENT ASSETS:
   Cash and cash equivalents.......................................       $  3,398          $  3,599
   Accounts receivable, less allowances of $3,063 and
   $1,527  (unaudited), respectively...............................         40,098            40,550
   Inventories.....................................................          2,029             2,796
   Prepaid expenses and other current assets.......................         12,653             8,953
                                                                          --------          --------
       Total current assets........................................       $ 58,178          $ 55,898

PROPERTY, PLANT AND EQUIPMENT, net.................................        115,625           120,829
INTANGIBLE ASSETS, net.............................................        193,033           197,498
OTHER ASSETS, net..................................................          2,247             1,645
                                                                          --------          --------
       Total assets................................................       $369,083          $375,870
                                                                          ========          ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations.....................       $  5,327          $  1,830
   Accounts payable................................................         15,239            18,792
   Accrued liabilities.............................................         22,923            17,120
   Current portion of contract reserve.............................          4,500             4,500
                                                                          --------          --------
       Total current liabilities...................................       $ 47,989          $ 42,242

LONG-TERM OBLIGATIONS, net of current maturities...................         99,499           106,704
CELL PROCESSING RESERVE............................................          4,630             5,210
CLOSURE AND REMEDIATION RESERVES...................................          8,878             8,573
CONTRACT RESERVE, net of current portion...........................         11,566            12,357
DEFERRED INCOME TAXES..............................................          6,373             8,792
                                                                          --------          --------
       Total liabilities...........................................       $178,935          $183,878

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized,
      none outstanding.............................................       $      -          $      -
   Common stock, $.01 par value, 30,000,000 shares authorized,
      15,780,868 and 15,796,911 (unaudited) shares
      issued and outstanding, respectively.........................            158               158
   Additional paid-in capital......................................        176,859           176,864
   Retained earnings...............................................         13,173            14,971
   Accumulated other comprehensive loss
      Foreign currency translation adjustment......................            (42)               (1)
                                                                          --------          --------
      Total stockholders' equity...................................       $190,148          $191,992
                                                                          --------          --------
       Total liabilities and stockholders' equity..................       $369,083          $375,870
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




                                                         U S LIQUIDS INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                            (UNAUDITED)

                                             THREE MONTHS                  NINE MONTHS
                                                ENDED                         ENDED
                                             SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------             --------------

                                            1999       2000            1999             2000
                                          -------    -------         --------         --------
REVENUES...............................   $59,002    $63,022         $172,999         $185,673

OPERATING EXPENSES.....................    43,069     48,287          119,899          140,781

DEPRECIATION AND AMORTIZATION..........     4,419      4,862           11,971           14,272

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES................     6,518      5,749           17,725           19,474

SPECIAL CHARGES........................    10,254         --           10,254               --
                                          -------    -------         --------         --------

INCOME (LOSS) FROM OPERATIONS..........   $(5,258)   $ 4,124         $ 13,150         $ 11,146

INTEREST EXPENSE, net..................     1,673      2,665            4,730            7,953

OTHER (INCOME) EXPENSE, net............      (105)      (103)            (316)            (366)
                                          -------    -------         --------         --------

INCOME (LOSS) BEFORE PROVISION            $(6,826)   $ 1,562         $  8,736         $  3,559
 (BENEFIT) FOR INCOME TAXES............

PROVISION (BENEFIT) FOR INCOME TAXES...    (1,991)       773            4,468            1,762
                                          -------    -------         --------         --------

NET INCOME (LOSS)......................   $(4,835)   $   789         $  4,268         $  1,797
                                          =======    =======         ========         ========

BASIC EARNINGS (LOSS) PER COMMON
 SHARE.................................    $(0.30)     $0.05            $0.28            $0.11
                                          =======    =======         ========         ========

DILUTED EARNINGS (LOSS) PER COMMON
 AND COMMON EQUIVALENT SHARE...........    $(0.30)     $0.05            $0.26            $0.11
                                          =======    =======         ========         ========

WEIGHTED AVERAGE COMMON                    16,027     15,797           15,178           15,797
SHARES OUTSTANDING.....................   =======    =======         ========         ========

WEIGHTED AVERAGE COMMON AND                16,027     16,202           16,435           16,389
 COMMON   EQUIVALENT SHARES               =======    =======         ========         ========
 OUTSTANDING...........................

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


                                                         U S LIQUIDS INC.
                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)

                                                                                                    NINE MONTHS
                                                                                                ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------------
                                                                                           1999                      2000
                                                                                           ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................         $     4,268               $     1,797
Adjustments to reconcile net income to net cash provided by operating
 activities:                                                                               11,971                    14,272
     Depreciation and amortization...........................................                (137)                       42
     Net loss (gain) on sale of property, plant, and equipment...............               1,645                     3,013
     Deferred income tax provision...........................................
     Changes in operating assets and liabilities, net of amounts acquired:
          Accounts receivable, net...........................................              (8,336)                   (1,849)
          Inventories........................................................                (360)                     (682)
          Prepaid expenses and other current assets..........................              (1,627)                    2,718
          Intangible assets, net.............................................                (399)                     (817)
          Other assets.......................................................              (1,297)                      603
          Accounts payable and accrued liabilities...........................              (1,148)                   (1,965)
          Closure, remediation and processing reserves.......................              (2,683)                   (3,409)
                                                                                      -----------               -----------
               Net cash provided by operating activities.....................         $     1,897               $    13,723
                                                                                      -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property, plant and equipment..............................         $   (13,140)              $   (15,385)
     Proceeds from sale of property, plant and equipment.....................                 994                       484
     Net cash paid for acquisitions..........................................             (68,495)                   (2,374)
                                                                                      -----------               -----------
               Net cash used in investing activities.........................         $   (80,641)              $   (17,275)
                                                                                      -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations.........................         $    88,020               $    29,332
     Principal payments on long-term obligations.............................             (65,859)                  (25,625)
     Repurchase and cancellation of common stock.............................              (3,000)                       --
     Proceeds from additional public offering of common stock,
          net of offering costs..............................................              56,659                        --
     Proceeds from exercise of stock options.................................                 105                         5
                                                                                      -----------               -----------
               Net cash provided by financing activities.....................         $    75,925               $     3,712
                                                                                      -----------               -----------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH
AND CASH EQUIVALENTS.........................................................         $         4               $        41

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.........................         $    (2,815)              $       201
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.............................               3,285                     3,398
                                                                                      -----------               -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...................................         $       470               $     3,599
                                                                                      ===========               ===========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest..................................................         $     4,696               $     7,511
     Cash paid (received) for income taxes...................................               5,441                    (3,202)
     Assets acquired under capital leases....................................               1,385                       426
     Liabilities issued and assumed related to acquisitions..................               6,229                       207
     Common stock, warrants and options issued for acquisitions..............              12,852                        --


                 The accompanying notes are an integral part of these condensed consolidated financial statements.

                               U S LIQUIDS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although we believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the SEC.


2.  SPECIAL CHARGES

In conjunction with the environmental investigation conducted by regulatory authorities at our Detroit facility during the third quarter of 1999, we undertook a comprehensive environmental review of all of our operations. As a result of this review, at September 30, 1999, we recorded a one-time special charge in the amount of $10.3 million. The components of this special charge consisted of: (i) $3.2 million for disposal of PCB contaminated materials improperly delivered to our Detroit facility, the decontamination of certain of our equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities, (ii) $3.0 million for disposal of liquid waste received by our Shreveport, Louisiana facility, which waste has been the subject of a dispute between the Company and the U.S. Environmental Protection Agency (the "EPA") as to the proper method of disposal, (iii) $1.7 million for legal and professional fees we had incurred or expected to incur for matters arising in connection with the governmental proceedings relating to our Detroit and Shreveport facilities and the purported securities class actions and shareholder derivative action described in Note 9, (iv) $1.0 million for the clean-up of a spill at our Shreveport facility caused by an act of vandalism, (v) $813,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit facility, our agreement to limit the amount which we would borrow under our revolving credit facility and its related effects on our acquisition program,
(vi) $434,000 for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur, and (vii) $139,000 for other costs related to the operations of our Detroit and Shreveport facilities. This special charge reduced net income by $6.7 million (net of tax), or $0.42 per share, for the quarter ended September 30, 1999. As of September 30, 2000, approximately $4.1 million of this charge remains accrued. This amount represents management's best estimate of the costs and expenses to be incurred in the future with respect to these matters.


3.   INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 1999 and September 30, 2000, consisted of processed by-products of $1,490,000 and $1,515,000, respectively, and unprocessed by-products of $539,000 and $1,281,000, respectively. Cost is determined using the first-in, first-out
(FIFO) method.

4.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                             SEPTEMBER 30,             SEPTEMBER 30,
                                                        -------------------        --------------------
                                                          1999      2000            1999          2000
                                                        ------     ------          -------       ------
                                                                         (IN THOUSANDS)
                                                                          (UNAUDITED)
Operating expenses...................................    $4,151    $4,553           $11,284        $13,423
Selling, general and administrative expenses.........       268       309               687            849
                                                         ------    ------           -------        -------
       Total depreciation and amortization expense...    $4,419    $4,862           $11,971        $14,272
                                                         ======    ======           =======        =======


5.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 2000, respectively, is illustrated below:


                                                          THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                 -----------------------------         -------------------------------
                                                      1999             2000              1999                   2000
                                                 -----------        ----------         --------              ---------

                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                           (UNAUDITED)
Numerator:
 For basic and diluted earnings per share -
 Income (Loss) available to
 common stockholders..........................   $    (4,835)       $       789       $     4,268        $     1,797
                                                 ===========        ===========       ===========        ===========

Denominator:
 For basic earnings per share -
 Weighted-average shares......................    16,027,318         15,796,673        15,178,158         15,796,508
                                                 -----------        -----------       -----------        -----------
Effect of dilutive securities:
 Stock options and warrants...................           ---            405,120         1,256,452            592,446
                                                 -----------        -----------       -----------        -----------
Denominator:
 For diluted earnings per share -
 Weighted-average shares and
 assumed conversions..........................    16,027,318         16,201,793        16,434,610         16,388,954
                                                 ===========        ===========       ===========        ===========


For the quarters ended September 30, 1999 and 2000, we had 1,926,419 and 1,278,172 employee stock options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

6.   COMPREHENSIVE INCOME (LOSS)

The Company's comprehensive income (loss), which encompasses net income and currency translation adjustments, is as follows:


                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                           SEPTEMBER 30,              SEPTEMBER 30,
                                      ---------------------      ---------------------
                                          1999      2000            1999       2000
                                      ---------   ---------      ---------   ---------
                                                      (IN THOUSANDS)
                                                       (UNAUDITED)

Net income (loss)..................    $(4,835)    $789            $4,268    $1,797

Currency translation adjustments...          4        9                 4        41
                                       -------     ----            ------    ------
Comprehensive income (loss)........    $(4,831)    $798            $4,272    $1,838
                                       =======     ====            ======    ======




7.   NEW ACCOUNTING PRONOUNCEMENTS

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


8.   ACQUISITIONS

During the nine months ended September 30, 2000, we acquired two businesses engaged in the collection, processing and disposal of liquid wastes for approximately $513,000 in cash. Both of these acquisitions were accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $380,000.

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

The unaudited pro forma information set forth below presents our revenues, net income and earnings per share plus the 1999 acquisitions, and the public offering of our common stock in March 1999, as if these transactions were each effective on January 1, 1999 and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, recording of interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company's public offering of common stock, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments. No pro forma information is presented for 2000 as no material acquisitions were completed during the first three quarters of 2000.

                                                      NINE MONTHS ENDED
                                                      SEPTEMBER 30, 1999
                                                   -------------------------
                                                     (IN THOUSANDS, EXCEPT
                                                      FOR PER SHARE DATA)
                                                          (UNAUDITED)

Revenues.......................................        $   190,565
Net income.....................................              3,808
Basic earnings per common share................                .24
Diluted earnings per common share..............                .22

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offering been consummated effective as of January 1, 1999.

9.    COMMITMENTS AND CONTINGENCIES

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation (the "FBI") executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at September 30, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As previously reported, after the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Waste Management has asserted a claim against us for damages relating to the alleged disposal of PCB contaminated materials at its landfill. Waste Management has submitted to the Michigan Department of Environmental Quality (the "MDEQ") and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs, including any amounts ultimately determined to be owing by us to Waste Management. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. We established a $1.3 million reserve during 1999, which still is recorded as an accrued liability at September 30, 2000, for costs to be incurred in the event that it is ultimately determined that we are responsible for disposing of any improperly delivered PCB contaminated materials, without offset for any anticipated recovery from National Steel or our insurers.

During the fourth quarter of 1999, the EPA notified us that it had determined that our Detroit facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"). This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, we have asked the EPA to reconsider its determination and we are currently awaiting a response to this request. Although we believe that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would not have a material adverse impact upon the operations of the facility.

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. However, this settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use Supplemental Environmental Projects ("SEPs") as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during the fourth quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain SEPs approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of September 30, 2000.

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

The EPA also notified us in 1999 that it believed that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by our facility. Although we believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, we have delivered a portion of the waste to a third party for disposal and are discussing with the EPA whether the remaining waste may be processed by our facility. During 1999, we established a $2.5 million reserve for costs to be incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of September 30, 2000, approximately $800,000 of this reserve remains accrued.

During October and November of 1999, the California Department of Toxic Substances Control (the "DTSC") inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although we dispute the alleged violations, we are attempting
to negotiate a resolution with the DTSC.   We believe that the ultimate
resolution of these matters will not have a material adverse effect on our business, results of operations, or financial condition.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, we have continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of September 30, 2000, the balance of this reserve was $4.2 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site. At December 31, 1999, we established a $125,000 reserve to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding. As of September 30, 2000, $90,000 of this reserve remains accrued.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes ("FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at
our Louisville, Kentucky facility.   At the conclusion of the inspection of our
Louisville, Kentucky facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2000, the ATF began an inspection at our Parallel Products facility in Rancho Cucamonga, California. It is our understanding that this investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the ATF. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. We have established a reserve in the amount of $530,000, recorded as an accrued liability at September 30, 2000, for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty.

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

The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class action are without merit and we have filed a motion to dismiss the consolidated complaint filed by the plaintiffs. Moreover, we believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest
of the Company and our stockholders.   As of the date of this report, no ruling
has been made by the court on either of our motions to dismiss.

On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership ("Parallel"). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and intend to vigorously defend against these claims.

On August 30, 2000, the former owners of Randee Corporation, a corporation that we acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, allege that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The remedies sought by the plaintiffs include rescission of the acquisition, unspecified compensatory and punitive damages, and interest. We have denied the allegations made by the plaintiffs and intend to vigorously defend ourself in this action.

Our American WasteWater facility in Houston, Texas is the largest of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. In recent months, a potential competitor has been attempting to obtain a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and its subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) our employees have made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) our facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We believe that the claims asserted by the plaintiffs are without merit and we intend to vigorously defend ourself in this action.

We are involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

10.    CREDIT FACILITIES

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. On August 11, 2000, the terms of the revolving credit facility were amended to, among other things, reduce the amount of the credit facility from $225 million to $150 million, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and modify certain of our financial covenants. As a result of the reduction in the amount of the credit facility, at June 30, 2000, we expensed approximately $428,000 of capitalized financing costs. Currently, the aggregate principal amount of all debt outstanding under the credit facility may not exceed $125 million. The August 11, 2000 amendment to our revolving credit facility included a provision that would have increased this cap from $125 million to $135 million shortly after the commencement of the fourth quarter; however, we failed to satisfy the conditions required for this increase. Consequently, the amount of the credit facility will be increased to $150 million only if (i) our consolidated EBITDA for the third and the fourth quarters of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget, and (ii) we are in compliance with all financial covenants as of December 31, 2000. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At September 30, 2000, we had borrowed approximately $101.0 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flow. As of September 30, 2000, amounts outstanding under the credit facility were accruing interest at approximately 10.6% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is to be repaid in 60 monthly installments of principal and interest. At September 30, 2000, approximately $2.2 million remains outstanding and is accruing interest at approximately 8.2% per year.


11. SEGMENT INFORMATION

Prior to June 30, 1999, our subsidiaries were organized into two divisions - the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with SFAS No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, USL City Environmental, Inc., USL City Environmental Services of Florida, Inc., and Waste Research and Recovery, Inc. From July 1, 1999 to September 30, 1999, the operations of Re-Claim Environmental of Louisiana, LLC were included as part of the Industrial Wastewater Division. Effective as of October 1, 1999, Re-Claim Environmental of Louisiana, LLC was included as part of the Commercial Wastewater Division. Previously reported segment information has been restated to reflect the move of this subsidiary to the Commercial Wastewater Division.

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

The following is a summary of key business segment information:

                                                  THREE MONTHS ENDED                                    NINE MONTHS ENDED
                                                     SEPTEMBER  30,                                       SEPTEMBER 30,
                                             ------------------------------------          -------------------------------------
                                                  1999                    2000                  1999                    2000
                                             ------------            ------------          --------------          -------------
                                                                                (IN THOUSANDS)
                                                                                 (UNAUDITED)
Revenue --
   Commercial Wastewater..............              $40,880               $43,332              $110,615                $128,481
   Industrial Wastewater..............               13,873                14,793                48,153                  41,150
   Oilfield Waste.....................                4,249                 4,897                14,231                  16,042
                                                    -------               -------              --------                --------
      Total...........................              $59,002               $63,022              $172,999                $185,673
                                                    =======               =======              ========                ========

Income (loss) from operations --
   Commercial Wastewater..............              $   818               $ 1,754              $  5,609                $  2,772
   Industrial Wastewater..............               (8,181)                  655                    47                     930
   Oilfield Waste.....................                2,105                 1,715                 7,494                   7,444
                                                    -------               -------              --------                --------
       Total..........................              $(5,258)              $ 4,124              $ 13,150                $ 11,146
                                                    =======               =======              ========                ========

Depreciation and amortization expense --
   Commercial Wastewater..............              $ 2,603               $ 2,953              $  6,678                $  8,534
   Industrial Wastewater..............                1,001                 1,130                 2,926                   3,395
   Oilfield Waste.....................                  674                   574                 1,995                   1,754
   Corporate..........................                  141                   205                   372                     589
                                                    -------               -------              --------                --------
       Total..........................              $ 4,419               $ 4,862              $ 11,971                $ 14,272
                                                    =======               =======              ========                ========

Capital expenditures --
   Commercial Wastewater..............              $ 3,892               $ 3,796              $  9,820                $  9,797
   Industrial Wastewater..............                  636                 1,069                 2,111                   2,799
   Oilfield Waste.....................                  110                 1,033                   198                   1,728
   Corporate..........................                  574                   369                 1,011                   1,061
                                                    -------               -------              --------                --------
       Total..........................              $ 5,212               $ 6,267              $ 13,140                $ 15,385
                                                    =======               =======              ========                ========


                                    DECEMBER 31,               SEPTEMBER 30,
                                       1999                       2000
                                 -----------------          ------------------
                                               (IN THOUSANDS)
                                                (UNAUDITED)
  Identifiable assets -
     Commercial Wastewater...      $  217,021                    $  219,032
     Industrial Wastewater...         105,846                       114,276
     Oilfield Waste..........          36,163                        36,700
     Corporate...............          10,053                         5,862
                                   ----------                    ----------
        Total................      $  369,083                    $  375,870
                                   ==========                    ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999 and in accordance with SFAS No. 131, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, USL City Environmental, Inc., USL City Environmental Services of Florida, Inc., and Waste Research and Recovery, Inc. From July 1, 1999 to September 30, 1999, the operations of Re-Claim Environmental of Louisiana, LLC were included as part of the Industrial Wastewater Division. Effective as of October 1, 1999, Re-Claim Environmental of Louisiana, LLC was included as part of the Commercial Wastewater Division. Previously reported segment information has been restated to reflect the move of this subsidiary to the Commercial Wastewater Division.

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

The Commercial Wastewater Division generated $43.3 million, or 68.7%, of our revenues for the quarter ended September 30, 2000. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $14.8 million, or 23.5%, of our revenues for the quarter ended September 30, 2000. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $4.9 million, or 7.8%, of our revenues for the quarter ended September 30, 2000. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years. Amortization expenses relating to acquisitions have increased over time as a result of amortization of goodwill recorded in connection with our acquisitions.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Revenues for the quarter ended September 30, 2000 increased $4.0 million, or 6.8%, from $59.0 million for the quarter ended September 30, 1999 to $63.0 million for the quarter ended September 30, 2000. The Commercial Wastewater Division contributed $40.9 million, or 69.3%, of third quarter 1999 revenues and $43.3 million, or 68.7%, of third quarter 2000 revenues.
Collection and processing fees generated $33.5 million, or 81.9%, and $31.6 million, or 73.0%, of the Commercial Wastewater Division's revenues for the third quarters of 1999 and 2000, respectively. This decrease was due in large part to decreased pricing and our decision not to continue accepting certain low margin business. In addition, the 1999 period benefitted from a major project involving the processing and disposal of beverages recalled by one of our customers. By-product sales generated the remaining $7.4 million, or 18.1%, and $11.7 million, or 27.0%, of the Commercial Wastewater Division's revenues for the third quarters of 1999 and 2000, respectively. By-product sales increased due to significantly higher brokered ethanol sales.

The Industrial Wastewater Division contributed $13.9 million, or 23.6%, of third quarter 1999 revenues and $14.8 million, or 23.5%, of third quarter 2000 revenues. The Industrial Wastewater Division's revenues increased $920,000, or 6.6%, due to increased volumes and increased pricing at our Romic facilities and to acquisitions completed during the third quarter of 1999. This increase was partially offset by a slower than expected ramp-up of our Detroit facility. Collection and processing fees generated $12.7 million, or 91.4%, and $13.6 million, or 91.9%, of the Industrial Wastewater Division's revenues for the third quarters of 1999 and 2000, respectively. By-product sales generated the remaining $1.2 million, or 8.6%, and $1.2 million, or 8.1%, of the Industrial Wastewater Division's revenues for the third quarters of 1999 and 2000, respectively.

The Oilfield Waste Division contributed $4.2 million, or 7.1%, of third quarter 1999 revenues and $4.9 million, or 7.8%, of third quarter 2000 revenues. The Oilfield Waste Division's revenues increased approximately $648,000, or 15.3%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses increased $5.2 million, or 12.1%, from $43.1 million for the quarter ended September 30, 1999 to $48.3 million for the quarter ended September 30, 2000. As a percentage of revenues, operating expenses increased from 73.1% in the third quarter of 1999 to 76.6% in the third quarter of 2000. This increase was due primarily to a slower than expected ramp-up of our Detroit facility and lower than expected performance of the non-saleable beverage sector of our business related to certain event projects. In addition, a larger than expected portion of the non-saleable beverage business was attributable to the brokerage of ethanol, which is a very low margin producer.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased approximately $443,000, or 10.0%, from $4.4 million for the quarter ended September 30, 1999 to $4.9 million for the quarter ended September 30, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 7.5% in the third quarter of 1999 to 7.7% in the third quarter of 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $769,000, or 11.8%, from $6.5 million for the quarter ended September 30, 1999 to $5.7 million for the quarter ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 11.0% for the third quarter of 1999 and 9.1% for the third quarter of 2000. This improvement resulted primarily from a decrease in bad debt expense within our Texas locations due to improved collection procedures implemented earlier this year.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $1.0 million, or 63.4%, from $1.6 million for the quarter ended September 30, 1999 to $2.6 million for the quarter ended September 30, 2000. This increase resulted from higher interest rates and interest expense incurred on increased borrowings used to fund our working capital needs.

INCOME TAXES. The provision for income taxes increased $2.8 million, or 138.8%, from a ($2.0) million benefit for the quarter ended September 30, 1999 to an approximate $773,000 provision for the quarter ended September 30, 2000. The effective tax rate for the period ended September 30, 2000 was 49.5% compared to a (29.2%) benefit rate for the period ended September 30, 1999. The tax rate difference is due to the impact of nondeductible expenses on taxable income.
Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES. Revenues for the nine month period ended September 30, 2000 increased $12.7 million, or 7.3%, from $173.0 million for the nine month period ended September 30, 1999 to $185.7 million for the nine month period ended September 30, 2000. The Commercial Wastewater Division contributed $110.6 million, or 63.9%, of revenues for the nine months ended September 30, 1999 and $128.5 million, or 69.2%, of revenues for the nine months ended September 30, 2000. Collection and processing fees generated $88.5 million, or 80.0%, and $98.6 million, or 76.7%, of the Commercial Wastewater Division's revenues for the nine month periods ended September 30, 1999 and 2000, respectively. This increase was due primarily to additional revenues generated from a major oil spill project. By-product sales generated the remaining $22.1 million, or 20.0%, and $29.9 million, or 23.3%, of the Commercial Wastewater Division's revenues for the 1999 and 2000 periods, respectively. By-product sales increased due to significantly higher brokered ethanol sales.

The Industrial Wastewater Division contributed $48.2 million, or 27.8%, of revenues for the nine months ended September 30, 1999 and $41.2 million, or 22.2%, of revenues for the nine months ended September 30, 2000. The Industrial Wastewater Division's revenues decreased $7.0 million, or 14.5%, due primarily to the temporary closing and slower than expected ramp-up of our Detroit facility. Collection and processing fees generated $44.3 million, or 91.9%, and $37.5 million, or 91.0%, of the Industrial Wastewater Division's revenues for
the nine month periods ended September 30, 1999 and 2000, respectively.   By-
product sales generated the remaining $3.9 million, or 8.1%, and $3.7 million, or 9.0%, of the Industrial Wastewater Division's revenues for the nine month periods ended September 30, 1999 and 2000, respectively.

The Oilfield Waste Division contributed $14.2 million, or 8.2%, of revenues for the nine months ended September 30, 1999 and $16.0 million, or 8.6%, of revenues for the nine months ended September 30, 2000. The Oilfield Waste Division's revenues increased approximately $1.8 million, or 12.7%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses increased $20.9 million, or 17.4%, from $119.9 million for the nine months ended September 30, 1999 to $140.8 million for the nine months ended September 30, 2000. As a percentage of revenues, operating expenses increased from 69.3% for the nine month period ended September 30, 1999 to 75.8% for the nine month period ended September 30, 2000. This increase was due primarily to a slower than expected ramp-up of our Detroit facility and lower than expected performance of the non-saleable beverage sector of our business related to certain event projects. In addition, a larger than expected portion of the non-saleable beverage business was attributable to the brokerage of ethanol, which is a very low margin producer. This increase also reflects the continued growth of the Commercial Wastewater and Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.3 million or 19.2%, from $12.0 million for the nine months ended September 30, 1999 to $14.3 million for the nine months ended September 30, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 6.9% for the nine month period ended September 30, 1999 to 7.7% for the nine month period ended September 30, 2000. This increase was attributable primarily to the decrease in revenues without a proportionate decrease in depreciation and amortization expenses for the Detroit and Re-Claim facilities and the amortization of goodwill for acquisitions completed during 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.7 million, or 9.9%, from $17.7 million for the nine months ended September 30, 1999 to $19.5 million for the nine months ended September 30, 2000. As a percentage of revenues, selling, general and administrative expenses were 10.2% for the nine month period ended September 30, 1999 and 10.5% for the nine month period ended September 30, 2000. This increase resulted primarily from increased costs in the Company's environmental compliance department, expensing rather than capitalizing business development costs because no material acquisitions were completed during the current period, and increased legal fees.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $3.2 million, or 71.9%, from $4.4 million for the nine month period ended September 30, 1999 to $7.6 million for the nine month period ended September 30, 2000. This increase resulted from higher interest rates and interest expense incurred on increased borrowings used to fund our working capital needs.

INCOME TAXES. The provision for income taxes decreased $2.7 million, or 60.6%, from $4.5 million for the nine month period ended September 30, 1999 to approximately $1.8 million for the nine month period ended September 30, 2000 as a result of decreased taxable income. The effective tax rate for the nine months ended September 30, 1999 was 51.1% compared to 49.5% for the nine months ended September 30, 2000. The tax rate difference is due to the impact of nondeductible expenses on taxable income. Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

We had net working capital of $13.7 million at September 30, 2000, compared to net working capital of $10.2 million at December 31, 1999. The increase in working capital was due primarily to payments made against the special charges accrual.

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. At September 30, 2000, approximately $1.8 million of principal payments on debt obligations were payable during the next twelve months. Capital expenditures for our continuing operations during the three months ended September 30, 2000 were $6.3 million. The majority of the capital expenditures were for plant expansions and equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last quarter of 2000 are estimated at approximately $2.0 million. Approximately $1.1 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $500,000 is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $100,000 is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $300,000 is to be used for software and computer upgrades at our corporate headquarters.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements and acquisitions. Amounts outstanding under the credit facility are secured by a lien on all or substantially all of our assets. The credit facility prohibits the payment of dividends and requires us to comply with certain financial covenants. The credit facility also places certain restrictions on, among other things, acquisitions and other business combination transactions which we may consummate. On August 11, 2000, the terms of the revolving credit facility were amended to, among other things, reduce the amount of the credit facility from $225 million to $150 million, limit the total amount of debt outstanding under the credit facility, increase certain interest rates payable under the credit facility and modify certain of our financial covenants. As a result of the reduction in the amount of the credit facility, at June 30, 2000, we expensed approximately $428,000 of capitalized financing costs. Currently, the aggregate principal amount of all
debt outstanding under the credit facility may not exceed $125 million.   The
August 11, 2000 amendment to our revolving credit facility included a provision that would have increased this cap from $125 million to $135 million shortly after the commencement of the fourth quarter; however, we failed to satisfy the conditions required for this increase. Consequently, the amount of the credit facility will be increased to $150 million only if (i) our consolidated EBITDA for the third and the fourth quarters of 2000 (excluding any portion thereof attributable to acquisitions completed after December 31, 1999) equals or exceeds the projected EBITDA set forth in the Company's revised budget, and (ii) we are in compliance with all financial covenants as of December 31, 2000. Under the terms of the amended credit facility, the banks' consent is required to consummate any future acquisition if the aggregate cash consideration to be paid by the Company (including any debt assumed or issued) in connection with the acquisition is greater than $1.0 million.

The debt outstanding under the revolving credit facility may be accelerated at the option of the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor, W. Gregory Orr or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At September 30, 2000, we had borrowed approximately $101.0 million under the credit facility.
As of the date of this report, we had borrowed approximately $100.5 million under the credit facility.

Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations for at least the next twelve months; however, there can be no assurance that additional capital will not be required sooner for our ongoing operations.

In addition to capital required for our ongoing operations, we will require additional capital to pursue our long-term acquisition program. As described above, the terms of our revolving credit facility currently impose significant limitations on our ability to use borrowed funds to pay for acquisitions. In addition, the current price level of our common stock makes raising additional equity capital for acquisitions or debt repayment unattractive. Consequently, we anticipate consummating very few, if any, acquisitions during the remainder of 2000 and the first quarter of 2001.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of September 30, 2000, $101.0 million and $2.2 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of September 30, 2000, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.6% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.2% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding at the end of the third quarter would approximate 67 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $171,000 assuming the amount of debt outstanding remains constant.

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


PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the FBI executed a search warrant at this facility seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water

Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at September 30, 2000. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

As previously reported, after the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Waste Management has asserted a claim against us for damages relating to the alleged disposal of PCB contaminated materials at its landfill. Waste Management has submitted to the MDEQ and the EPA a workplan for the disposal of any such improperly delivered PCB contaminated waste, and Waste Management and the Company are currently awaiting a response from the MDEQ and the EPA. We have determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that these materials were not properly identified as required by law when delivered to our Detroit facility. We have filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs, including any amounts ultimately determined to be owing by us to Waste Management. We have also submitted claims under our pollution liability and business interruption insurance policies for losses incurred as a result of the temporary closing of the facility and the delivery
of any PCB contaminated waste to Waste Management's landfill.   We established a
$1.3 million reserve during 1999, which still is recorded as an accrued liability at September 30, 2000, for costs to be incurred in the event that it is ultimately determined that we are responsible for disposing of any improperly delivered PCB contaminated materials, without offset for any anticipated recovery from National Steel or our insurers.

During the fourth quarter of 1999, the EPA notified us that it had determined that our Detroit facility was no longer eligible to receive waste generated as a result of removal or remedial activities under CERCLA. This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, we have asked the EPA to reconsider its determination and we are currently awaiting a response to this request. Although we believe that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would not have a material adverse impact upon the operations of the facility.

In June 1999, we were notified that the LDEQ was seeking to terminate the discharge permit held by our Re-Claim facility in Shreveport, Louisiana, which permit allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations.
A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. However, this settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use SEPs as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during the fourth quarter of 2000. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain SEPs approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of September 30, 2000.

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

The EPA also notified us in 1999 that it believed that approximately 3.0 million gallons of liquid waste received by our Re-Claim facility in Shreveport, Louisiana and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by our facility. Although we believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, we have delivered a portion of the waste to a third party for disposal and are discussing with the EPA whether the remaining waste may be processed by our facility. During 1999, we established a $2.5 million reserve for costs to be incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of September 30, 2000, approximately $800,000 of this reserve remains accrued.

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

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. Based upon the information available to us at this time, we do not believe that the ultimate outcome of this matter will have a material adverse effect on our business, results of operations or financial condition. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the
remediation of this site.    At December 31, 1999, we established a $125,000
reserve to cover any such costs, without offset for any anticipated recovery from the former stockholders of D&H Holding. As of September 30, 2000, $90,000 of this reserve remains accrued.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the ATF. In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the FET that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. At the conclusion of the inspection of our Louisville, Kentucky facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2000, the ATF began an inspection at our Parallel Products facility in Rancho Cucamonga, California. It is our understanding that this investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the ATF. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. We have established a reserve in the amount of $530,000, recorded as an accrued liability at September 30, 2000, for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty.

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

The outcome of these consolidated actions and the costs of defending them cannot be predicted with certainty at this time. However, we believe that the claims asserted in the purported securities class action are without merit and we have filed a motion to dismiss the consolidated complaint filed by the plaintiffs. Moreover, we believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders. As of the date of this report, no ruling has been made by the court on either of our motions to dismiss.

On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership ("Parallel"). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and intend to vigorously defend against these claims.

On August 30, 2000, the former owners of Randee Corporation, a corporation that we acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, allege that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The remedies sought by the plaintiffs include rescission of the acquisition, unspecified compensatory and punitive damages, and interest. We have denied the allegations made by the plaintiffs and intend to vigorously defend ourself in this action.

Our American WasteWater facility in Houston, Texas is the largest of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. In recent months, a potential competitor has been attempting to obtain a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and its subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) our employees have made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) our facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We believe that the claims asserted by the plaintiffs are without merit and we intend to vigorously defend ourself in this action.

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

                                U S LIQUIDS INC.


Date: November 13, 2000             /s/ Michael P. Lawlor
                                    ------------------------------------------
                                    Michael P. Lawlor, Chairman and CEO


Date: November 13,  2000            /s/ Earl J. Blackwell
                                    ------------------------------------------
                                    Earl J. Blackwell, Senior Vice President
                                    and Chief Financial Officer