Form 10-K
period 2000-12-31
U S LIQUIDS INC
filed 2001-03-23
CIK 1041095

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM _____________ TO ______________

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

      411 N. SAM HOUSTON PARKWAY EAST, SUITE 400, HOUSTON, TEXAS 77060-3545
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2001, was approximately $54,369,284. The aggregate market value was computed by using the closing price of the common stock as of that date on the American Stock Exchange. (For purposes of calculating this amount only, all the directors and executive officers of the registrant have been treated as affiliates.)

         The number of shares of common stock, $.01 par value, of the registrant outstanding at March 15, 2001, was 15,956,876.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                        TABLE OF CONTENTS



                                             PART I

Item 1.       Business...................................................................................1
Item 2.       Properties ...............................................................................12
Item 3.       Legal Proceedings ........................................................................14
Item 4.       Submission of Matters to a Vote of Security Holders.......................................18


                                            PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ....................18
Item 6.       Selected Financial Data ..................................................................19
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations ....19
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................26
Item 8.       Financial Statements and Supplementary Data...............................................26
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure......26


                                            PART III

Item 10.      Directors and Executive Officers of the Registrant........................................26
Item 11.      Executive Compensation....................................................................28
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................35
Item 13.      Certain Relationships and Related Transactions............................................36


                                            PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................36


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         We are a leading national provider of liquid waste management services, including collection, processing, recovery and disposal services. Our primary focus of operations is industrial and commercial wastewater treatment, although we also collect, process and dispose of oilfield waste. We operate 43 processing facilities located in 13 states and Canada and serve over 50,000 customers. At March 1, 2001, we employed approximately 1,200 persons full-time.

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

         In the United States, the growth in demand for wastewater treatment services has been driven by many factors, including:

               o Municipalities refusing to accept certain industrial wastewaters due to limited treatment capabilities and a lack of the resources needed to expand or to modernize their POTWs;

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

         INCREASINGLY STRICT REGULATIONS. Heightened public concern about water quality has caused federal, state and local governments to adopt increasingly strict regulations governing the processing and disposal of industrial wastewater and other liquid wastes. For example, effective as of October 1993, Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA") banned the disposal of untreated bulk liquid waste in landfills. In addition, effective in March 1997, the Texas Natural Resource Conservation Commission implemented state-wide "full pump" regulations requiring 100% evacuation of all grease and grit traps and proper disposal of the full volume of each trap. Furthermore, effective in January 2001, the United States Environmental Protection Agency (the "EPA") implemented regulations that further restrict the discharge of pollutants into U.S. waters and into POTWs by existing and new facilities that treat or recover any hazardous or nonhazardous industrial waste, wastewater or used material from off-site. Louisiana, Texas and certain other oil and gas producing states have enacted comprehensive laws and regulations governing the proper management of oilfield waste. Under Louisiana and Texas regulations, if oilfield waste cannot be processed for discharge or disposed of at the well where it is generated, it must be transported to a licensed oilfield waste processing or disposal facility. In addition, federal regulations also restrict, and in some cases prohibit entirely, the discharge of oilfield waste into U.S. waters.

STRATEGY

         Our objective is to be the largest and most profitable liquid waste management company in each of the markets in which we operate. As a national provider of liquid waste management services, we believe that we benefit from numerous competitive advantages relative to smaller operators, including servicing multiple customer locations, processing a wide variety of liquid waste streams, achieving operating efficiencies and increased economies of scale and adapting to changing regulations. Our strategy for achieving this objective includes (i) generating additional internal growth; (ii) enhancing existing operations; (iii) operating our businesses on a decentralized basis; and (iv) divesting certain non-core operations. We intend to implement this strategy as follows:

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

               o OPERATIONAL ENHANCEMENTS. Operations have been strengthened through the addition of a number of experienced executives and mid-level managers. We have also updated and enhanced the environmental compliance programs at our facilities and provided additional training to our employees. In addition, we intend to continue to improve our operations through collection route densification and consolidation and increased facility and equipment utilization.

               o DECENTRALIZED MANAGEMENT. We manage our various businesses on a decentralized basis, with local management maintaining responsibility for the day-to-day operations, profitability and growth of the business, while our executive officers exercise strong strategic and financial oversight. We believe that this structure allows us to capitalize on the considerable local and regional market knowledge and customer relationships possessed by local management.

               o DIVESTITURES. During the fourth quarter of 2000, the Board of Directors voted to sell certain non-core operations of our Commercial Wastewater Division and to shut down our Re-Claim Louisiana facility. We believe that by focusing on our core operations, we will provide better service to our customers and improve our profitability.

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

         We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into three divisions -- the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The operations of these three divisions are summarized below. See Note 20 to our consolidated financial statements for certain financial data of these three divisions. See also Note 11 to our consolidated financial statements for certain information about our foreign operations.

     COMMERCIAL WASTEWATER DIVISION

         Our Commercial Wastewater Division contributed approximately 70.1%, 65.7% and 68.2% of our 1998, 1999 and 2000 revenues, respectively. This Division receives fees to collect, process and dispose of nonhazardous liquid waste such as industrial wastewater, grease and grit trap waste, bulk liquids, dated beverages, biosolids and septage. In addition, the Commercial Wastewater Division generates revenues from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams. It operates a fleet of vehicles to collect waste directly from customers, receives waste from independent transporters servicing thousands of additional generators and also receives waste shipped directly by the generators via rail and truck. Brief descriptions of the types of liquid waste most commonly managed by the Commercial Wastewater Division are set forth below:

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

         GREASE AND GRIT TRAP WASTE. Grease trap waste from restaurants and other food manufacturing and preparation facilities and grit trap waste from car washes are collected by our vehicles or independent parties and transported to our facilities. Grease and grit trap waste are processed using a variety of physical, chemical, thermal and biological techniques. Water extracted from the liquid waste is pretreated and then discharged into the POTW and solid materials are dried and disposed of in an independent solid waste landfill. By-products recovered from grease trap waste are sold for use in producing various grades of fats, oils and feed proteins.

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

     INDUSTRIAL WASTEWATER DIVISION

         The Industrial Wastewater Division contributed approximately 15.6%, 26.3% and 23.0% of our 1998, 1999 and 2000 revenues, respectively. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, industrial wastewater, petroleum fuels and antifreeze. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The Industrial Wastewater Division collects waste directly from customers, receives waste from independent transporters and also receives waste shipped directly by the generators via rail and truck. Brief descriptions of the types of liquid waste most commonly managed by the Industrial Wastewater Division are set forth below:

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

         ANTIFREEZE. Spent antifreeze from automobile dealers, service centers and a wide variety of automotive and heavy equipment industries is collected by our vehicles and transported to our facilities. The spent antifreeze is then processed using a variety of physical, chemical and thermal processes to recover and purify ethylene glycol, the active ingredient in antifreeze. The end result is an antifreeze product meeting stringent ASTM specifications that is sold into the wholesale coolant market.

     OILFIELD WASTE DIVISION

          The Oilfield Waste Division contributed approximately 14.3%, 8.0% and 8.8% of our 1998, 1999 and 2000 revenues, respectively. At our six oilfield waste facilities located in Louisiana and Texas, the Oilfield Waste Division treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste consists primarily of oil-based and water-based drilling fluids (which contain oil, grease, chlorides and heavy metals), as well as cuttings, saltwater, workover and completion fluids, production pit sludges and soil containing these materials. In addition, at two Louisiana locations, the Oilfield Waste Division cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

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

         Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division. In September 1998, we entered into a disposal agreement with Newpark. Under the terms of this disposal agreement, during the twelve-month periods ending June 30, 1999, 2000 and 2001, we agreed to process and dispose of up to 375,000, 500,000, and 500,000 barrels of oilfield waste, respectively. In return, Newpark agreed to pay us a disposal fee of not less than $30.0 million. Newpark paid us $6.0 million of the disposal fee in 1998, $11.0 million in 1999 and $9.2 million in 2000. The remainder of the disposal fee is required to be paid to us in monthly installments continuing through June 2001. In December 2000, Newpark exercised an option to extend the term of the disposal agreement. Pursuant to the terms of this option, during the twelve-month period ending June 30, 2002, Newpark may deliver to us for processing and disposal up to 1,000,000 barrels of oilfield waste. In return, Newpark will pay us a fee of not less than $8.0 million. Subject to certain conditions, Newpark may extend the term of the disposal agreement for an additional year at a cost of approximately $8.0 million. Provided that Newpark continues to fulfill its obligations under the disposal agreement, we are prohibited until June 30, 2002 from (i) accepting from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, and (ii) engaging in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico. The term of these prohibitions will be extended until June 30, 2003 if Newpark exercises its final option to extend the term of the disposal agreement for an additional year.

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

COMPETITION

         The liquid waste industry is highly fragmented and very competitive. Competition is primarily on the basis of proximity to collection operations, collection and processing fees charged and quality of service. With respect to certain waste streams (such as oilfield waste, bulk liquids and dated beverages), we must compete with the generators of these waste streams, who continually evaluate the decision whether to use internal disposal methods or to utilize a liquid waste management company such as us. We must also compete with area landfills for certain waste streams. We compete with Newpark Resources, Inc. and a number of smaller companies for oilfield waste produced on land in the Gulf Coast region.

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

         RCRA. RCRA is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of hazardous waste. The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. RCRA-regulated hazardous waste is accepted for processing at our Detroit, Michigan, Tampa, Florida, East Palo Alto, California and Chandler, Arizona facilities and, therefore, each of these facilities is subject to the requirements of Subtitle C of RCRA. Our East Palo Alto and Tampa facilities have each been issued RCRA Part B permits. Our East Palo Alto facility is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for on-going operations. Our Chandler and Detroit facilities have operated under interim status, as allowed by RCRA, since 1994 and 1991, respectively. Applications for final Part B permits for these facilities have been submitted to the appropriate regulatory authorities and we are currently working with the authorities to obtain these final permits.

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

         RCRA regulations also require us to provide financial assurance that funds will be available when needed for closure and post-closure care at our RCRA-regulated facilities, the cost of which could be substantial. Such regulations allow the financial assurance requirements to be satisfied by various means, including letters of credit, surety bonds, trust funds, a financial (net worth) test, and a guarantee by a parent corporation. Under RCRA regulations, a company must pay the closure costs for a facility owned by it upon the closure of the facility and thereafter pay post-closure care costs.

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

         If our operations or facilities are responsible for the release or improper disposal of hazardous substances, we could incur CERCLA liability. We may also incur CERCLA liability as a result of environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which we arranged or which was arranged by the owners of a business that we have acquired.

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

We must perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements. Short-term emergency rules adopted by the Louisiana Department of Natural Resources have increased the pre-treatment testing to be conducted on oilfield waste delivered to our Louisiana landfarms.

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

         The following discussion outlines certain factors that could affect our consolidated results of operations for 2001 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by us or on our behalf.

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

   POTENTIAL IMPACT OF GOVERNMENTAL INVESTIGATION OF OUR DETROIT FACILITY

         Our Detroit, Michigan facility is under investigation by the EPA and the Federal Bureau of Investigation for possible violations of the Clean Water Act, RCRA, and federal wire and mail fraud statutes. This investigation was initiated in 1999 as a result of allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and
(ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. We have cooperated with the governmental agencies involved in this investigation, but as of the date of this report, no announcement has been made by any of the agencies regarding the investigation or any fines or penalties that may be imposed against the facility. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations and financial condition.

   RISKS RELATED TO OUR LONG-TERM DEBT

         We have a revolving credit facility with a group of banks under which we may borrow to fund our working capital requirements. The credit agreement contains affirmative, negative, subjective and financial covenants. Our fourth quarter 2000 results caused us to be out of compliance with certain of the financial covenants of the credit facility. Effective March 19, 2001, the terms of the credit facility were amended to, among other things, reduce the amount of the credit facility from $150 million to $120 million, limit the total amount of debt outstanding under the credit facility to $115 million except with the approval of the banks, reduce the amount of secured debt that we may owe to third parties from $20 million to $5 million, limit the amount of capital expenditures that we may make in any fiscal year, increase the interest rates payable under the credit facility, prohibit future acquisitions by the Company without the banks' consent, and to waive our noncompliance with and modify the terms of certain of our financial covenants. There can be no assurance that we will be successful in complying with all of the financial covenants contained in the amended credit agreement. Any such failure would constitute an event of default under the amended credit agreement, allowing the banks to call the loan and exercise their rights under the amended credit agreement and other loan documents.

         Our revolving credit facility matures on February 1, 2002. Consequently, by such date, we must either extend the term of the credit facility or obtain an alternative source of financing. Our failure to obtain such an extension or an alternative source of financing would have a material adverse effect on our business, results of operations, financial condition and liquidity.

   IMPACT OF FAILURE TO OBTAIN OR MAINTAIN NECESSARY GOVERNMENTAL APPROVALS

         We operate in a highly regulated environment and are required to have permits and approvals from federal, state and local governments. Any of these permits or approvals or applications could be denied, revoked or modified under various circumstances. In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are enforced differently, we might be required to obtain additional operating permits or approvals. The process of obtaining or renewing a required permit or approval can be lengthy and expensive and our efforts to obtain permits, renewals or approvals may be opposed by citizens groups, adjacent landowners or others. Our facilities in Chandler, Arizona and Detroit, Michigan have never been granted Part B permits under RCRA and are continuing to operate under interim status, as allowed by RCRA. In addition, our facility in East Palo Alto, California is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for ongoing operations. Although applicable regulations allow these facilities to continue to operate, we may not be successful in obtaining or maintaining these and other required permits and approvals and that failure could have a material adverse effect on our business, results of operations and financial condition.

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

   INSUFFICIENCY OF INSURANCE

         While we maintain liability insurance, it is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. Although there are currently numerous sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations and financial condition. We also retain a risk for our self insured employee group health claims resulting from uninsured deductibles per accident or occurrence which are subject to an annual aggregate stop loss limit on a claim basis and on an aggregate basis.

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

   RELIANCE ON KEY PERSONNEL

         We are highly dependent on our executive officers and senior management, and we likely will depend on the senior management of any significant business we acquire in the future. The loss of the services of any of our current executive officers or key employees or any member of senior management of any acquired business could have a material adverse effect on our business, results of operations and financial condition. In addition, debt outstanding under our credit facility may be accelerated by the lenders if, among other things, Michael P. Lawlor or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within 60 days by an individual reasonably satisfactory to the lenders. We have tried to reduce some of this risk by maintaining key man life insurance in the amount of $5.0 million on both Mr. Lawlor and Mr. Blackwell.

   VOLATILITY OF OUR STOCK PRICE

         Our common stock was first publicly traded on August 20, 1997 and has traded from a low of $1.75 per share to a high of $26.38 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

               o    Quarterly fluctuations in results of operations;

               o Announcement of the results of the governmental investigation of our Detroit facility;

               o    Further changes to our revolving credit facility;

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

ITEM 2.  PROPERTIES

         Our corporate offices are located in Houston, Texas. The corporate offices consist of approximately 20,000 square feet of office space occupied under a lease which expires on April 30, 2002.

         The Commercial Wastewater Division operates 24 liquid waste processing facilities. We believe that the specialized equipment, licenses and permits necessary to operate these liquid waste processing facilities create a significant barrier to entry into this industry. The following table sets forth certain information relating to each such facility, including the types of liquid waste most commonly managed:

          FACILITY                               LOCATION                       LIQUID WASTES MANAGED                 OWNED/LEASED
Parallel CA.........................    Rancho Cucamonga, California       Bulk Liquids and Dated Beverages              Owned
Parallel FL.........................    Bartow, Florida                    Bulk Liquids and Dated Beverages              Leased
National Solvent....................    Atlanta, Georgia                   Industrial Wastewaters                        Leased
D&H Holding.........................    Hammond, Indiana                   Industrial Wastewaters; Grease and            Leased
                                                                           Grit Trap Waste; Septage
Parallel KY.........................    Louisville, Kentucky               Bulk Liquids and Dated Beverages              Owned
Bio-Vac.............................    Shreveport, Louisiana              Grease and Grit Trap Waste                    Owned
A&A Environmental...................    Linthicum Heights, Maryland        Industrial Wastewaters                        Owned
Northern A-1........................    Kalkaska, Michigan                 Industrial Wastewaters                        Owned
Royal Recycling.....................    Hamilton, Ontario, Canada          Dated Beverages                               Leased
Gateway Terminal....................    Carteret, New Jersey               Industrial Wastewaters                        Leased
Waste Stream........................    Weedsport, New York                Biosolids                                     Leased
E-Max Elwood........................    Elwood City, Pennsylvania          Industrial Wastewaters                        Leased
E-Max Allegheny.....................    Pittsburgh, Pennsylvania           Industrial Wastewaters                        Leased
Austin Liquid Disposal..............    Austin, Texas                      Grease and Grit Trap Waste                    Leased
Environment Management..............    Austin, Texas                      Grease and Grit Trap Waste                    Owned
Mesa................................    Dallas, Texas                      Grease and Grit Trap Waste                    Owned
Amigo North.........................    Giddings, Texas                    Petroleum Fuels                               Owned
Reclamation Technology..............    Haltom City, Texas                 Industrial Wastewaters; Grease and            Leased
                                                                           Grit Trap Waste

          FACILITY                           LOCATION                     LIQUID WASTES MANAGED                     OWNED/LEASED
American Wastewater.................    Houston, Texas                 Industrial Wastewaters; Grease and               Owned
                                                                       Grit Trap Waste; Septage
Re-Claim TX.........................    Houston, Texas                 Industrial Wastewaters                           Owned
South Texas (Mesa)..................    Los Fresnos, Texas             Grease and Grit Trap Waste                       Owned
Waste Technologies..................    San Antonio, Texas             Grease and Grit Trap Waste                       Owned
Imperial (Mesa).....................    San Antonio, Texas             Grease and Grit Trap Waste                       Owned
Amigo South.........................    San Antonio, Texas             Petroleum Fuels                                  Owned


         The Industrial Wastewater Division operates six waste processing facilities. The following table sets forth certain information relating to each such facility, including the types of waste most commonly managed:

          FACILITY                           LOCATION                     LIQUID WASTES MANAGED                     OWNED/LEASED
Romic AZ............................    Chandler, Arizona              Hazardous Wastes; Industrial Wastewaters         Leased
Romic CA............................    East Palo Alto, California     Hazardous Wastes; Industrial Wastewaters         Owned
USL Florida.........................    Tampa, Florida                 Household Hazardous Wastes                       Owned
Waste Research Augusta..............    Augusta, Georgia               Industrial Wastewaters                           Owned
Waste Research Macon................    Macon, Georgia                 Industrial Wastewaters                           Owned
USL Detroit.........................    Detroit, Michigan              Hazardous Wastes; Industrial Wastewaters         Owned


         The Oilfield Waste Division operates six oilfield waste processing facilities and seven commercial saltwater injection wells. The following table sets forth certain information relating to each processing facility:

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


         In addition to the facilities described above, we also own a facility in Lacassine, Louisiana consisting of approximately 8,000 square feet of office and equipment storage space and approximately 130 acres of undeveloped land that was previously used for landfarming of oilfield waste and naturally occurring radioactive material ("NORM"). This facility has been closed in accordance with Louisiana law. We also own a facility in Kansas City, Missouri that was previously used for storage and bulking of various hazardous wastes and a facility in Roseville, Michigan that was previously used for fuel blending and solvent recycling. The Kansas City and Roseville facilities have not been operational since 1992 and we have no plans to resume operations at either of these facilities. We also lease the Re-Claim facility located in Shreveport, Louisiana. This lease expires in September 2007. We are in the process of closing this facility and expect that all operations at the facility will cease by December 31, 2001.

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

ITEM 3.  LEGAL PROCEEDINGS

REGULATORY PROCEEDINGS

         In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under RCRA, but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and
(ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at December 31, 2000. See Note 3 to our consolidated financial statements. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

         After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against us for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, we agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that we inadvertently delivered to its landfill. Based upon the information available, we have continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of December 31, 2000, the balance of this reserve was $1.3 million.

         Shortly after the discovery of the PCB contamination, we determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that the materials were not properly identified as required by law when delivered to our Detroit facility. We have filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs, including any amounts ultimately determined to be owed by us to Waste Management.

         In addition to filing suit against National Steel, we also submitted claims under our pollution liability insurance policy and our property damage/business interruption insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. Our claim under the pollution liability policy has been denied and we do not intend to pursue this claim further. We are currently awaiting a response from the insurance company on our claim under the property damage/business interruption policy.

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

         In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of December 31, 2000. This settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use SEPs as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during 2001.

         In the fourth quarter of 1999, the EPA notified us of certain alleged violations of RCRA by our Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although we dispute the EPA's allegations, we are attempting to negotiate a resolution with the EPA which may include a civil assessment, modifications to our waste screening and waste processing procedures and/or additional capital expenditures at the facility. We believe that the ultimate outcome of this proceeding will not have a material adverse effect on our business, results of operations or financial condition.

         The EPA also notified us in 1999 that it believed that approximately
3.0 million gallons of liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by our facility. Although we believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, we have delivered a portion of the waste to a third party for disposal and are discussing with the EPA whether the remaining waste may be processed by our facility. During 1999, we established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. Additional adjustments were made in 2000 and as of December 31, 2000, approximately $1.2 million of this reserve remains accrued.

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

         Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, we have continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of December 31, 2000, the balance of this reserve was $4.0 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

         In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site. As of December 31, 2000, the balance of this reserve was $150,000. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

         The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. At the conclusion of the inspection of our Louisville facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2000, the ATF began an inspection at our Parallel Products facility in Rancho Cucamonga, California. It is our understanding that this investigation has been completed, but as of the date of this report no announcement regarding the investigation has been made by the ATF. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. During 2000, we established a reserve for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of December 31, 2000, the total of this reserve was $1.1 million.

LITIGATION

         During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company's Detroit facility and the Company's financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. During 2000, we filed a motion to dismiss the plaintiffs' consolidated complaint. In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint. The deadline for filing an amended complaint has passed and the plaintiffs recently advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal. Accordingly, it is our understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

         In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders. As of the date of this report, no ruling has been made by the court on our motion to dismiss.

         On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership ("Parallel"). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and we have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement.

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

         In April 1998, we acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock. As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares. On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock. The plaintiffs have also alleged, among other things, that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices - Consumer Protection Act, punitive damages, interest, attorneys' fees and costs. We deny that we have any liability to the plaintiffs and intend to vigorously defend against these claims.

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

         It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on our consolidated financial position or results of operations in one or more future periods. We intend to defend ourself vigorously in all the above matters.

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

                                                            PRICE RANGE OF
                                                            COMMON STOCK
                                                          ------------------
                                                          HIGH          LOW
Year Ended December 31, 1999:
         First Quarter.................................  $26.38        $19.50
         Second Quarter................................   21.88         17.56
         Third Quarter.................................   20.88          5.63
         Fourth Quarter................................    9.69          6.38

Year Ended December 31, 2000:
         First Quarter.................................  $10.25        $ 5.19
         Second Quarter................................    6.63          4.25
         Third Quarter.................................    6.00          3.38
         Fourth Quarter................................    4.63          1.75


         The number of holders of record of common stock at March 15, 2001 was 203.

         We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes. We are also prohibited from declaring or paying cash dividends on our capital stock under the terms of our revolving credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

         The consolidated balance sheet and income statement data below set forth our consolidated financial data as of December 31, 1999 and 2000, and for the years ended December 31, 1998, 1999 and 2000, derived from the consolidated financial statements audited by Arthur Andersen LLP, which appear elsewhere in this report. The consolidated balance sheet and income statement data as of December 31, 1996 and 1997 and for the years ended December 31, 1996 and 1997 have been derived from the financial statements audited by Arthur Andersen LLP which do not appear in this report.

STATEMENTS OF OPERATIONS DATA:

                                                                    YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1996      1997        1998         1999         2000
                                                     -------    -------    --------     --------     --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................................    $14,285    $38,159    $121,460     $231,783     $247,859
Operating expenses...............................     11,369     21,353      79,027      165,773      193,724
Depreciation and amortization....................        424      2,990       8,146       16,595       19,234
Selling, general and administrative expenses.....      1,437      5,350      12,927       26,242       33,162
Pooling costs....................................         --        400          --           --          --
Special charges..................................         --         --          --       15,138       17,787
                                                     -------    -------    --------     --------     --------
Income (loss) from operations....................      1,055      8,066      21,360        8,035      (16,048)
Interest and other expense, net..................        309      1,775       3,555        6,674       10,279
                                                     -------    -------    --------     --------     --------
Income (loss) before provision for income taxes..        746      6,291      17,805        1,361      (26,327)
Provision (benefit) for income taxes.............        255      2,416       7,033        2,603         (950)
                                                     -------    -------    --------     --------     --------
Net income (loss)................................    $   491    $ 3,875    $ 10,772     $ (1,242)    $(25,377)
                                                     =======    =======    ========     ========     ========
Basic earnings (loss) per share..................    $  0.23    $  0.65    $   1.04     $  (0.08)    $  (1.61)
Diluted earnings (loss) per share................    $  0.23    $  0.55    $   0.93     $  (0.08)    $  (1.61)
Weighted average shares outstanding..............      2,117      5,937      10,317       15,324       15,798
Diluted weighted average shares outstanding......      2,139      7,078      11,637       15,324       15,798

BALANCE SHEET DATA:

                                                                    YEARS ENDED DECEMBER 31,
                                                     --------------------------------------------------------
                                                       1996      1997        1998         1999         2000
                                                     -------    -------    --------     --------     --------
                                                                             (IN THOUSANDS)
Working capital ...............................      $   223    $ 2,122    $  2,936     $ 10,189     $ 11,093
Total assets...................................       46,851     55,016     252,165      369,083      352,177
Long-term obligations, including
    current maturities ........................       29,950     17,436      68,394      104,826      111,519
Stockholders' equity...........................        1,538     20,906     124,944      190,148      164,870


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION REVIEWS OUR OPERATIONS FOR THE THREE YEARS ENDED DECEMBER 31, 2000 AND SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES AND THE OTHER FINANCIAL INFORMATION APPEARING ELSEWHERE IN THIS REPORT. THE INFORMATION IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE SUBSTANTIAL RISKS AND UNCERTAINTIES. YOU CAN IDENTIFY THESE STATEMENTS BY FORWARD-LOOKING WORDS SUCH AS "MAY," "WILL," "EXPECT," "ANTICIPATE," "BELIEVE," "ESTIMATE," AND "CONTINUE" OR SIMILAR WORDS. OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS COULD DIFFER MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN "BUSINESS-FACTORS INFLUENCING FUTURE RESULTS AND ACCURACY OF FORWARD-LOOKING STATEMENTS" IN ITEM 1 OF THIS REPORT.

OVERVIEW

         Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, U.S. Liquids of Detroit, Inc., U.S. Liquids of Florida, Inc. and Waste Research and Recovery, Inc. As a result of this change in management and reporting structure, previously reported segment information has been restated to reflect the current composition of each of the Divisions in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

         The Commercial Wastewater Division generated $169.0 million, or 68.2%, of our revenues for the year ended December 31, 2000. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

         The Industrial Wastewater Division generated $57.1 million, or 23.0%, of our revenues for the year ended December 31, 2000. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

         The Oilfield Waste Division generated $21.7 million, or 8.8%, of our revenues for the year ended December 31, 2000. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

SPECIAL CHARGES

         During the fourth quarter of 2000, we recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute. These special charges amounted to a net expense before taxes of $17.8 million. The special charges included $19.7 million for the estimated losses from the sale of certain operations of the Commercial Wastewater Division, $10.2 million for the closure of our Re-Claim Louisiana facility, $210,000 for legal fees associated with such divestitures and closure, and an additional $470,000 for disposal of PCB contaminated materials at our Detroit facility. During this period, we also recognized net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management that was entered into in May 1998 in connection with the acquisition of our Detroit facility. These special charges reduced net income by $17.8 million (net of taxes, due to valuation allowances), or $1.13 per share. See notes 5 and 10 to our consolidated financial statements.

RESULTS OF OPERATIONS

      YEARS ENDED DECEMBER 31, 2000 AND 1999

         REVENUES. Revenues for the year ended December 31, 2000 increased $16.0 million, or 6.9%, from $231.8 million for the year ended December 31, 1999 to $247.8 million for the year ended December 31, 2000. The Commercial Wastewater Division contributed $152.4 million, or 65.7%, of 1999 revenues and $169.0 million, or 68.2%, of 2000 revenues. Collection and processing fees generated $122.3 million, or 80.2%, and $128.0 million, or 75.7%, of the Commercial Wastewater Division's revenues for 1999 and 2000, respectively. Revenues from collection and processing of waste increased $5.7 million, or 4.7%, due primarily to additional revenues generated from a major oil spill project. By-product sales generated the remaining $30.1 million, or 19.8%, and $41.0 million, or 24.3%, of the Commercial Wastewater Division's revenues for 1999 and 2000, respectively. Revenues from the sale of by-products increased $10.9 million, or 36.2%, primarily due to higher brokered ethanol sales.

         The Industrial Wastewater Division contributed $60.9 million, or 26.3%, of 1999 revenues and $57.1 million, or 23.0%, of 2000 revenues. Collection and processing fees generated $55.9 million, or 91.8%, and $52.2 million, or 91.4%, of the Industrial Wastewater Division's revenues for 1999 and 2000, respectively. Revenues from collection and processing of waste decreased $3.7 million, or 6.6%, due primarily to the temporary closing and subsequent recovery period at our Detroit facility. By-product sales generated the remaining $5.0 million, or 8.2%, and $4.9 million, or 8.6%, of the Industrial Wastewater Division's revenues for 1999 and 2000, respectively.

         The Oilfield Waste Division contributed $18.5 million, or 8.0%, of 1999 revenues and $21.7 million, or 8.8%, of 2000 revenues. The Oilfield Waste Division's revenues increased $3.2 million, or 17.3%, due primarily to increased on-shore drilling activity.

         OPERATING EXPENSES. Operating expenses increased $27.9 million, or 16.8%, from $165.8 million for the year ended December 31, 1999 to $193.7 million for the year ended December 31, 2000. As a percentage of revenues, operating expenses increased from 71.5% in 1999 to 78.2% in 2000. This increase was due primarily to normal fixed costs at our Detroit facility with a significant drop in revenues due to the 1999 shut-down, and reduced margins on a major project in the beverage sector of the Commercial Wastewater Division compared to a similar project in 1999. In addition, a larger than expected portion of the beverage business was attributable to the brokerage of ethanol, which is a very low margin producer. This increase in operating expenses also reflects the continued growth of the Commercial Wastewater Division, which has lower margins than the Oilfield Waste Division.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $2.6 million, or 15.7%, from $16.6 million for the year ended December 31, 1999 to $19.2 million for the year ended December 31, 2000. As a percentage of revenues, depreciation and amortization expenses increased from 7.2% in 1999 to 7.7% in 2000. This increase was attributable primarily to the decrease in revenues at our Detroit and Re-Claim Louisiana facilities without a proportionate decrease in depreciation and amortization expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.0 million, or 26.7%, from $26.2 million for the year ended December 31, 1999 to $33.2 million for the year ended December 31, 2000. As a percentage of revenues, selling, general and administrative expenses increased from 11.3% in 1999 to 13.4% in 2000. This increase resulted primarily from increased legal fees, severance expenses associated with the resignation of a senior executive officer and the elimination of our market development department. In addition, bad debt expense increased primarily at our Texas locations largely as a result of a single customer who was the primary purchaser of grease from our Texas grease processing locations.

         INTEREST AND OTHER EXPENSES. Net interest and other expenses increased $3.6 million, or 53.7%, from $6.7 million for the year ended December 31, 1999 to $10.3 million for the year ended December 31, 2000. This increase resulted primarily from higher interest rates and, to a lesser extent, increased borrowings used to fund our working capital needs.

         INCOME TAXES. The provision for income taxes decreased approximately $3.6 million, or 136.5%, from $2.6 million in 1999 to a benefit of $1.0 million in 2000 as a result of decreased taxable income. The effective tax rate for 1999 was 191.3%, compared to a benefit rate of 3.6% for 2000. The tax rate difference was due to the impact of nondeductible expenses on taxable income.

     YEARS ENDED DECEMBER 31, 1999 AND 1998

         REVENUES. Revenues for the year ended December 31, 1999 increased $110.3 million, or 90.8%, from $121.5 million for the year ended December 31, 1998 to $231.8 million for the year ended December 31, 1999. The Commercial Wastewater Division contributed $85.2 million, or 70.1%, of 1998 revenues and $152.4 million, or 65.7%, of 1999 revenues. Collection and processing fees generated $57.0 million, or 67.0%, and $122.3 million, or 80.2%, of the Commercial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from collection and processing of waste increased $65.3 million due to acquisitions completed in late 1998 and during 1999. By-product sales generated the remaining $28.2 million, or 33.0%, and $30.1 million, or 19.8%, of the Commercial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from the sale of by-products increased $1.9 million, or 6.7%, primarily as a result of the acquisition of Royal Recycling, Ltd. offset by the sale of the fats and oils distribution business in December 1998.

         The Industrial Wastewater Division contributed $18.9 million, or 15.6%, of 1998 revenues and $60.9 million, or 26.3%, of 1999 revenues. Collection and processing fees generated $18.9 million, or 99.9%, and $55.9 million, or 91.8%, of the Industrial Wastewater Division's revenues for 1998 and 1999, respectively. Revenues from collection and processing of waste increased $37.0 million due primarily to the acquisition of Romic Environmental. By-product sales generated the remaining $5.0 million, or 8.2%, of the Industrial Wastewater Division's revenues for 1999. Revenue from the sale of by-products increased $5.0 million as a result of the acquisition of Romic Environmental in January 1999. The increase in revenues of the Industrial Wastewater Division would have been greater still but for the temporary closure of our Detroit facility commencing on August 25, 1999. Revenues from the Detroit facility for the six month periods ended December 31, 1998 and 1999 were $12.2 million and $4.1 million, respectively.

         The Oilfield Waste Division contributed $17.4 million, or 14.3%, of 1998 revenues and $18.5 million, or 8.0%, of 1999 revenues. The Oilfield Waste Division's revenues increased $1.1 million, or 6.3%, due primarily to the restructuring of our agreement with Newpark Resources, Inc. in September 1998.

         OPERATING EXPENSES. Operating expenses increased $86.8 million, or 110.0%, from $79.0 million for the year ended December 31, 1998 to $165.8 million for the year ended December 31, 1999. As a percentage of revenues, operating expenses increased from 65.1% in 1998 to 71.5% in 1999. This increase was due primarily to the continued growth of the Commercial Wastewater and Industrial Wastewater Divisions, which have higher operating expenses than the Oilfield Waste Division, without a proportionate decrease in operating expenses at our Detroit facility.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased $8.5 million, or 105.0%, from $8.1 million for the year ended December 31, 1998 to $16.6 million for the year ended December 31, 1999. As a percentage of revenues, depreciation and amortization expenses increased from 6.7% in 1998 to 7.2% in 1999. This increase was attributable primarily to the decrease in revenues from our Detroit facility with no corresponding decrease in depreciation and amortization expenses. This increase was also attributable to higher capital expenditures in 1999, more acquisitions in 1999 and the timing of the acquisitions.

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

         INCOME TAXES. The provision for income taxes decreased $4.4 million, or 62.9%, from $7.0 million in 1998 to $2.6 million in 1999 as a result of decreased taxable income. The effective tax rate for 1998 was 39.5%, compared to a 191.3% rate for 1999. The tax rate increase was due to the increased proportion of nondeductible expenses relative to pretax book income, as well as the recording of a valuation reserve on state tax losses generated at our Re-Claim Louisiana facility.

LIQUIDITY AND CAPITAL RESOURCES

         Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations through January 2002; however, there can be no assurance that additional capital will not be required sooner for our ongoing operations. Our revolving credit facility matures on February 1, 2002 and, therefore, by such date, we must either extend the term of our existing credit facility or obtain an alternative source of financing. There can be no assurance that we will be able to obtain such an extension or alternative financing when required. Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures.

   OPERATING CASH FLOWS

         Cash flows from operations were $3.0 million and $10.0 million for the years ended December 31, 1999 and 2000, respectively. This increase in operating cash flows was primarily attributable to a change in the Company's accounts payable policy moving to a 60-day pay cycle for most vendors. The remainder of the change resulted from a $2.2 million deferred income tax provision as of December 31, 2000 compared to a $340,000 deferred income tax benefit at December 31, 1999 and from increased depreciation and amortization. We had net working capital of $11.1 million at December 31, 2000, compared to net working capital of $10.2 million at December 31, 1999. This increase in working capital was due primarily to an increase in prepaid expenses and other current assets (see note 6 to our consolidated financial statements), partially offset by an overall decrease in accrued expenses and other current liabilities (see note 9 to our consolidated financial statements).

         Our allowance for bad debts decreased $2.0 million, or 65.1%, from $3.1 million for the year ended December 31, 1999 to $1.1 million for the year ended December 31, 2000. This decrease was primarily due to two factors. First, due to the temporary closing of our Detroit facility in 1999, certain customers were not paying the amounts owed to us. As a result, during the fourth quarter of 1999, we provided approximately $600,000 for uncollectible receivables. Essentially all of this allowance was utilized in 2000 as these accounts were written off. Second, during 2000, we continued to perform a detailed review of our receivable balances at all of our locations and wrote off all of those accounts deemed uncollectible.

         At December 31, 2000, we had a $7.3 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $5.0 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities. As of December 31, 2000, we also had a $4.0 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In 2001, we expect to pay approximately $450,000 of remediation reserves.

         During the fourth quarter of 2000, we recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute. These special charges amounted to a net expense before taxes of $17.8 million. The special charges included $19.7 million for the estimated losses from the sale of certain operations of the Commercial Wastewater Division, $10.2 million for the closure of our Re-Claim Louisiana facility, $210,000 for legal fees associated with such divestitures and closure, and an additional $470,000 for disposal of PCB contaminated materials at our Detroit facility. During this period, we also recognized net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management that was entered into in May 1998 in connection with the acquisition of our Detroit facility. These special charges reduced net income by $17.8 million (net of taxes, due to valuation allowances), or $1.13 per share. All reserves have been recorded and we do not anticipate any significant charges through December 2001. The majority of the charges are non-cash with a total of $211,000 of 2000 special charges and $3.6 million of 1999 special charges in accrued liabilities. We anticipate the majority of these remaining charges will be paid in 2001. See Notes 5, 9 and 10 to our consolidated financial statements.

         All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at December 31, 2000. See Note 3 to our consolidated financial statements. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity. In 2001, we expect to pay approximately $2.0 million in legal fees relating to regulatory proceedings and on-going litigation. See Note 19 to our consolidated financial statements.

         2001 operating cash flows from continuing operations are anticipated to be approximately $15.9 million. This amount is net of all projected interest costs and expected payments on special charge reserves, and does not include any provision for potential fines and penalties or legal settlements which have not yet occurred or been accrued. Operating cash flow will be a primary source of funding our capital budget in 2001. Remaining amounts will be used to reduce outstanding debts.

   INVESTING ACTIVITIES

         Capital expenditures made during 2000 for our continuing operations were $19.2 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for 2001 are estimated at approximately $9.2 million, which includes capital expenditures for businesses that we anticipate selling in 2001. Approximately $5.3 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $3.1 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $500,000 is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $300,000 will be used for software and computer upgrades at our corporate headquarters.

         In certain of our acquisitions, we agreed to pay additional consideration to the owners of the acquired business if the future pre-tax earnings of the acquired business exceed certain negotiated levels or other specified events occur. To the extent that any contingent consideration is required to be paid in connection with an acquisition, we anticipate that the related incremental cash flows of the acquired business will be sufficient to pay the cash component of the contingent consideration. During 2001, the former owners of two businesses that we acquired in 1998 are entitled to receive additional consideration totalling $6.9 million if the acquired businesses satisfy certain targeted performance levels. Management does not expect either of the acquired businesses to meet these targets and, therefore, we do not anticipate paying any earn-outs in 2001.

         For 2001, we expect to generate $20.7 million net proceeds from the sale of assets. Upon receipt, these funds will be used to reduce the debt balance on our credit facility and are not needed to fund ongoing operations.

   FINANCING ACTIVITIES

         At December 31, 2000, approximately $23.0 million of principal payments on debt obligations were payable during the next twelve months. $20.7 million of these payments represent our expected proceeds from operations held for sale (as discussed above), the receipt of which will require concurrent payments on our credit facility. The remaining $2.3 million of principal payments due are expected to be funded from operating cash flows, which net of budgeted capital expenditures is expected to be approximately $6.7 million.

         We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. The credit facility, which matures on February 1, 2002, contains affirmative, negative and subjective covenants, prohibits the payment of dividends and requires us to comply with certain financial covenants.

         As previously announced, our fourth quarter results caused us to be out of compliance with certain of the financial covenants of the credit facility. Effective March 19, 2001, the terms of the credit facility were amended to, among other things, reduce the amount of the credit facility from $150 million to $120 million, limit the total amount of debt outstanding under the credit facility to $115 million except with the approval of the banks, reduce the amount of secured debt that we may owe to third parties from $20 million to $5 million, limit the amount of capital expenditures that we may make in any fiscal year, increase the interest rates payable under the credit facility, prohibit future acquisitions by the Company without the banks' consent, and to waive our noncompliance with and modify the terms of certain of our financial covenants. The terms of our amended credit facility have significantly limited our ability to enter into leases or new debts outside the facility. The capital expenditures budgeted for 2001 are less than the capital expenditures permitted by the credit facility.

         As a result of the March 2001 amendments, the amount of the credit facility will be permanently reduced by $5.0 million on each of July 31, 2001 and December 31, 2001. In addition, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business, any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of our lawsuit against National Steel Corporation. Reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001. After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement with National Steel Corporation.

         The outstanding balance under the credit facility has been classified as long-term as of December 31, 2000. However, because the credit facility matures on February 1, 2002, we have classified the outstanding debt balance under the facility as a current liability as of February 1, 2001. Prior to the maturity of the credit facility, we must either extend the term of the credit facility or obtain an alternative source of financing.

         The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 19, 2001, we had borrowed approximately $104.0 million under the credit facility. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate ("LIBOR"), in each case, plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows. As of March 19, 2001, amounts outstanding under the credit facility were accruing interest at approximately 11.4% per year. By March 31, 2001, this rate is expected to decrease to 10.9% due to the re-setting of interest rates on certain of our LIBOR based notes.

         During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.2%.

         In September 1999, we repurchased and immediately cancelled 386,114 shares of our common stock for an aggregate purchase price of $3.0 million.

OPERATIONS HELD FOR SALE

         During the fourth quarter of 2000, our Board of Directors voted to sell certain non-core operations of the Commercial Wastewater Division. The types of liquid waste managed at these facilities include industrial wastewaters, biosolids and grease and grit trap waste. As of December 31, 2000, the carrying value of these assets was written down to the fair value thereof less estimated costs to sell. Because we intend to dispose of these assets during 2001 and because our revolving credit facility requires us to pay to the banks the net cash proceeds of all such sales, as of December 31, 2000, the operations held for sale have been classified as current and the net cash proceeds expected to be received from such sales have been classified as current maturities of long-term obligations. See Note 5 to our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations (including debt associated with operations held for sale) approximates $111.4 million as of December 31, 2000.

         We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of both December 31, 2000 and March 19, 2001, $104.0 million and $2.0 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of March 19, 2001, amounts outstanding under the revolving credit facility were accruing interest at approximately 11.4% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.2% per year. By March 31, 2001, amounts outstanding under the revolving credit facility are expected to be accruing interest at approximately 10.9% due to the re-setting of interest rates on certain of our LIBOR based notes. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of March 19, 2001 would approximate 50 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $527,000 assuming the amount of debt outstanding remains constant.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

         The following is a brief account of the business experience during the past five years of each of our directors and executive officers, including his principal occupation and employment during that period, and the name and principal business of any corporation or other organization in which each person has been occupied or employed. Directorships in certain companies presently held by a director or executive officer are also set forth.

          Michael P. Lawlor (age 61) has served as a director of the Company since June 1997. On August 25, 1997, Mr. Lawlor assumed the positions of Chairman of the Board and Chief Executive Officer of the Company. From March 1996 to August 1997, Mr. Lawlor was a private investor. From December 1992 to March 1996, Mr. Lawlor was Chief Executive Officer and a director of ITEQ, Inc. f/k/a Air-Cure Technologies, Inc., a manufacturer of air treatment and air moving and process systems, equipment and components. From 1970 to 1992, Mr. Lawlor held various positions with Browning-Ferris Industries, Inc., a national waste services company. Mr. Lawlor started with Browning-Ferris in 1970, became a corporate officer in 1978, and from 1970 to 1988 was responsible for all of Browning-Ferris' landfill operations, during which time total landfill revenues grew from $1 million to $500 million annually. Mr. Lawlor was the Chairman of the Wildlife Habitat Enhancement Council, a nonprofit conservation organization, from 1992 to 1996. Mr. Lawlor's term on the Board of Directors expires in 2003.

          Earl J. Blackwell (age 58) is a co-founder of the Company and has served as Chief Financial Officer, Senior Vice President-Finance and Secretary of the Company from November 1996 to the present. From 1991 to December 1996, Mr. Blackwell was a Divisional Controller for Sanifill, Inc., a national waste services company acquired by Waste Management, Inc. in 1996.

         Gary J. Van Rooyan (age 55) became Vice President and General Counsel of the Company in September 1998. Mr. Van Rooyan has been engaged in the practice of law for over 25 years, nearly 15 of which have been in the waste industry. From August 1996 until September 1998, Mr. Van Rooyan was Senior Corporate Counsel for Browning-Ferris. From 1986 until August 1996, Mr. Van Rooyan held positions as Regional General Counsel for various regions of Browning-Ferris. From 1981 through 1985, Mr. Van Rooyan served as Senior Counsel for the Dresser Atlas Oilfield Services Group of Dresser Industries. From 1975 until 1981, Mr. Van Rooyan was engaged in the private practice of law.

         Harry O. Nicodemus IV (age 53) became Vice President and Chief Accounting Officer of the Company in October 1999. From 1997 until August 1999, Mr. Nicodemus was the Chief Financial Officer of American Residential Services, Inc., a national provider of services for heating, ventilating and air conditioning, plumbing and other systems in homes and small commercial buildings. From 1996 until 1997, he served as the Controller of Drilex International Inc., an oil and gas field services company located in Houston, Texas. From 1994 until 1996, Mr. Nicodemus was the Vice President, Chief Accounting Officer and Controller of American Ecology Corporation, a provider of hazardous waste treatment services.

         Steven J. Read (age 34) has served as Vice President and Treasurer of the Company since October 1999. From April 1998 to October 1999, Mr. Read served as Tax Director of the Company. From 1994 until 1998, Mr. Read was a Senior Analyst in Finance, Acquisitions and Tax for TETRA Technologies, Inc. From 1993 until 1994, Mr. Read was a Finance Manager for American General Corporation. From 1989 until 1993, Mr. Read held various positions at Ernst & Young, LLP.

          W. Gregory Orr (age 45) is a co-founder of the Company and served as the Chief Operating Officer and President of the Company from August 1997 to November 2000. Mr. Orr also served as Chairman of the Board, Chief Executive Officer and President of the Company from November 1996 to August 1997.
Mr. Orr currently is a private investor. From 1995 until December 1996, Mr. Orr was the President and Chief Operating Officer of two subsidiaries of Sanifill, Inc. Mr. Orr's term on the Board of Directors expires in 2003.

          William A. Rothrock IV (age 48) became a director of the Company in June 1997. Mr. Rothrock is a principal of Chaparral Group, LLC, a private consulting firm. From 1990 to January 2001, he was Vice President-Business Development for Sanifill, Inc. and, subsequently, Waste Management, Inc. From 1984 to 1990, Mr. Rothrock was Divisional Vice President-Landfill Marketing for Browning- Ferris. Mr. Rothrock's term on the Board of Directors expires in 2002.

          Alfred Tyler 2nd (age 58) became a director of the Company in June 1997. Mr. Tyler has over 20 years experience in the environmental services industry, most recently as the President and Chief Executive Officer of Enviro-Gro Technologies, a provider of sludge management services. In 1992, Enviro-Gro was sold to Wheelabrator Technologies and Mr. Tyler resigned his positions to manage his other investments. From 1989 to the present, Mr. Tyler has been the President and the sole stockholder of Weston Investments, Inc., a private investment company. Mr. Tyler is also the President of Days Cove Reclamation Company, a landfill operation and construction company, and a partner and managing director of Bedford Capital Corporation, a New York consulting firm. In addition, Mr. Tyler is a member of the Board of Directors of Synagro Technologies, Inc. Mr. Tyler's term on the Board of Directors expires in 2001.

          James F. McEneaney, Jr. (age 62) became a director of the Company in October 1997. He is the retired President and Chief Operating Officer of Ryland Homes, positions he held from 1980 to 1992. Mr. McEneaney also served as Executive Vice President and a director of The Ryland Group, Inc. from 1981 to 1993. Mr. McEneaney also was a founder of The Fortress Group, Inc., which was organized to consolidate home builders in North America. He served as the company's Chief Executive Officer from July 1995 through December 1995, and as a member of its Board of Directors from 1995 until May 1997. Since August 1993, Mr. McEneaney has served as President of MacCan Associates, Inc., a management consulting firm. Currently, Mr. McEneaney serves as Chairman of the Board of Anne Arundel Health Systems, Inc. Mr. McEneaney's term on the Board of Directors expires in 2001.

          John N. Hatsopoulos (age 66) became a director of the Company in December 1998. Currently, Mr. Hatsopoulos is the Chairman and Chief Executive Officer of Tecogen, Inc., a manufacturer of cogeneration, air conditioning and refrigeration equipment. Mr. Hatsopoulos served as Thermo Electron Corporation's President from 1997 until 1999 and as its Chief Financial Officer and Executive Vice President from 1988 until 1997. In addition, he is a member of the Board of Directors of Premier, Inc., a privately held organization of hospitals and health systems. Mr. Hatsopoulos' term on the Board of Directors expires in 2002.

          Roger A. Ramsey (age 62) became a director of the Company in January 1999. Mr. Ramsey is the Chairman of VeriCenter, Inc., an application service provider located in Houston, Texas. From 1990 through 1998, Mr. Ramsey served as Chairman and Chief Executive Officer of Allied Waste Industries, Inc. Mr. Ramsey is a member of the Board of Directors of Allied Waste. In addition, Mr. Ramsey is a member of the Texas Christian University Board of Trustees and a director of several private corporations. Mr. Ramsey's term on the Board of Directors expires in 2003.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth certain information with respect to the compensation of the Chief Executive Officer and the four other former and current executive officers of the Company (the "Named Executive Officers") whose total salary and bonus for the year ended December 31, 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
                                                       ANNUAL COMPENSATION               COMPENSATION
                                            ----------------------------------------        AWARDS
                                                                         OTHER           -------------        ALL
                                                                         ANNUAL          STOCK OPTIONS        OTHER
  NAME AND PRINCIPAL POSITION      YEAR      SALARY       BONUS      COMPENSATION(1)        (SHARES)       COMPENSATION(2)
  ---------------------------      ----     --------     --------    ---------------     -------------     ---------------
Michael P. Lawlor,                 2000     $325,000     $      0          $0                   0            $  5,250
  Chairman of the Board and        1999      320,481            0           0             150,000 (3)           5,000
  Chief Executive Officer          1998      175,000      269,750           0             150,000 (3)           3,433

W. Gregory Orr,                    2000     $253,846     $      0          $0                   0            $159,115
  Former President and             1999      271,250            0           0             120,000 (3)           5,000
  Chief Operating Officer (4)      1998      149,231      228,250           0             120,000 (3)             981

Earl J. Blackwell,                 2000     $220,000     $      0          $0                   0            $  5,250
  Chief Financial Officer,         1999      217,000            0           0              80,000 (3)           5,000
  Senior Vice President            1998      119,380      182,600           0              80,000 (3)           3,554
  and Secretary

Gary J. Van Rooyan,                2000     $156,908     $      0          $0              12,500            $  4,720
  Vice President and General       1999      148,000            0           0               7,500               3,436
  Counsel (5)                      1998       44,625       45,000           0              50,000                   0

Harry O. Nicodemus IV,             2000     $122,692     $      0          $0              12,500            $  3,017
  Vice President and Chief         1999       34,500            0           0              25,000                   0
  Accounting Officer (6)           1998        N/A          N/A            N/A               N/A                N/A

-------------------
(1) Excludes perquisites and other benefits, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of the total of such officer's annual salary and bonus.
(2) With the exception of Mr. Orr, these figures represent contributions made by the Company to the Company's 401(k) & Profit Sharing Plan on behalf of the named officer. The 2000 figure for Mr. Orr includes $21,154 of severance payments made to Mr. Orr during 2000, $32,711 of accrued vacation and an additional $100,000 paid to Mr. Orr in connection with his resignation as an executive officer of the Company.
(3) These stock options were canceled in October 1999 by the mutual agreement of the executive officer involved and the Company. No consideration was paid to any of the executive officers in connection with the cancellation of these stock options.
(4) In November 2000, Mr. Orr resigned as an executive officer of the Company. Mr. Orr remains a director of the Company.
(5)  Mr. Van Rooyan was employed by the Company in September 1998.
(6)  Mr. Nicodemus was employed by the Company in September 1999.

OPTIONS GRANTED

     The following table sets forth information concerning stock options granted during the last fiscal year to the Named Executive Officers.



                                                          OPTION/SAR GRANTS IN 2000 (1)
                                                                INDIVIDUAL GRANTS
------------------------------------------------------------------------------------------------------------------------------------
                                                    PERCENTAGE OF
                                  OPTIONS           TOTAL OPTIONS            EXERCISE
                                  GRANTED            GRANTED TO                PRICE              EXPIRATION           GRANT DATE
     NAME                       (SHARES)(2)       EMPLOYEES IN 2000        (PER SHARE)(3)            DATE           PRESENT VALUE(4)
     ----                     ----------------    -----------------    ---------------------   -----------------   -----------------
Michael P. Lawlor                      0                  N/A                    N/A                   N/A                 N/A

W. Gregory Orr                         0                  N/A                    N/A                   N/A                 N/A

Earl J. Blackwell                      0                  N/A                    N/A                   N/A                 N/A

Gary J. Van Rooyan                   7,500               1.7%                   $6.81                03/21/10           $43,350

Gary J. Van Rooyan                   5,000               1.1%                   $2.25                12/20/10           $ 9,200

Harry O. Nicodemus IV                7,500               1.7%                   $6.81                03/21/10           $43,350

Harry O. Nicodemus IV                5,000               1.1%                   $2.25                12/20/10           $ 9,200


------------------------
(1) No stock appreciation rights were granted in 2000.
(2) All options are exercisable 33.3% on the first anniversary date of the date of grant, 33.3% on the second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant. Options may be accelerated as a result of a change in control or other event as described below.
(3) Exercise price is based upon fair market value on the date of the grant.
(4) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table, using a weighted average of assumption values for the grants shown in the table. The Company's use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value: an option term of 10 years, weighted average volatility of 77.08%, no dividend yield, and weighted average interest rate of 5.95%. The real value of the options in this table depends upon the actual performance of the common stock during the applicable period.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table provides certain information on stock option exercises in 2000 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 2000.



             AGGREGATED OPTION/SAR EXERCISES IN 2000 AND 12/31/00 OPTION/SAR VALUES(1)


                                                              NUMBER OF UNEXERCISED          VALUE OF UNEXERCISED
                                                           OPTIONS AT DECEMBER 31, 2000     IN-THE-MONEY OPTIONS AT
                             NUMBER OF                              (SHARES)                 DECEMBER 31, 2000(2)
                          SHARES ACQUIRED                  ----------------------------   ---------------------------
      NAME                  ON EXERCISE   VALUE REALIZED   EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
      ----                  -----------   --------------   ------------   -------------   -----------   -------------
Michael P. Lawlor               N/A            N/A            300,000           0              $0          $  0

W. Gregory Orr                  N/A            N/A                0             0               0             0

Earl J. Blackwell               N/A            N/A                0             0               0             0

Gary J. Van Rooyan              N/A            N/A             35,834        34,166             0           313

Harry O. Nicodemus IV           N/A            N/A              8,333        29,167             0           313


-------------------
(1) No stock appreciation rights are outstanding.
(2) Based on the closing price of the common stock on the American Stock Exchange on the final trading day of 2000.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     Both Mr. Lawlor and Mr. Blackwell have entered into an employment agreement with the Company. Under the terms of the employment agreements, the 2001 base salaries of Mr. Lawlor and Mr. Blackwell are $325,000 and $220,000, respectively, with each executive officer having the right to receive incentive compensation at the discretion of the Board of Directors. Each employment agreement is for a term of five years with the term to be extended an additional one year on each anniversary date of the employment agreement, unless either party gives notice that the term of the employment agreement should not be so extended. If the employee's employment is terminated by the Company without cause, then the employee will continue to receive his base salary and employee benefits for the remainder of the term of his employment agreement and all stock options previously granted to the employee will immediately become exercisable. If his employment is terminated by the Company with cause, then the employee will not be entitled to earn any further compensation or benefits under his employment agreement. If the Company undergoes a "change in control," as that term is defined in the employment agreements, then, under certain circumstances, the employee will have the right to terminate his employment agreement and (i) require the Company to pay to him a lump sum amount equal to approximately three times his "base amount," as defined in Section 280G of the Internal Revenue Code, and (ii) cause all stock options previously granted to him to immediately become exercisable. This base amount is generally equal to the average annual gross income of the employee for the five taxable years ending before the date on which the change in control occurs. This payment will be in lieu of any further compensation or benefits payable to the employee under the employment agreement. The employment agreement also contains a covenant by the employee not to compete with the Company at any time during his employment and for a period of two years after the termination of his employment, except for a termination subsequent to a change in control or a termination by the employee with cause.

     Mr. Van Rooyan and Mr. Nicodemus have also entered into employment agreements with the Company. Under the terms of the employment agreements, the 2001 base salaries of Mr. Van Rooyan and Mr. Nicodemus are $161,200 and $140,000, respectively, with each employee having the right to receive an annual bonus of up to fifty percent of his base salary based upon the performance of the employee and the results of the Company's business and operations. Each employment agreement has a term of three years with the term to be extended an additional one year on each anniversary date of the employment agreement, unless either party gives notice that the term of the employment agreement should not be so extended. If the employee's employment is terminated by the Company without cause, the employee will continue to receive his base salary and employee benefits for a period of one year after the termination date, and all stock options granted to the employee will immediately become exercisable. If his employment is terminated by the Company with cause, then the employee will not be entitled to earn any further compensation or benefits under his employment agreement. If the Company undergoes a "change in control," then, under certain circumstances, the employee will have the right to terminate his employment agreement and (i) require the Company to pay to him a lump sum amount equal to approximately three times his "base amount," as defined in Section 280G of the Internal Revenue Code, and (ii) cause all stock options previously granted to him to immediately become exercisable. In addition, upon the occurrence of certain other triggering events (such as the removal or involuntary resignation of the executive officer to whom the employee currently reports or a change in the organizational structure of the Company's senior management which results in the employee reporting to a person other than such executive officer), the employee has the right to terminate his employment agreement and (i) require the Company to pay to him a lump sum amount equal to his then current base salary, and (ii) cause all stock options previously granted to him to immediately become exercisable. Any such payment will be in lieu of any further compensation or benefits payable to the employee under the employment agreement. The employment agreement also contains a covenant by the employee not to compete with the Company at any time during his employment and for a period of two years after the termination of his employment, except for a termination subsequent to a change in control or a termination by the employee with cause.

     In November 2000, Mr. Orr resigned as an executive officer of the Company. In connection with his resignation, the Company and Mr. Orr entered into an agreement which, among other things, (i) prohibits Mr. Orr from engaging for a period of two years in certain activities that would compete with our business operations, and (ii) requires us to make approximately $1.2 million in severance payments to Mr. Orr. These payments will be made bi-weekly continuing through February 12, 2005. In addition, shortly after his resignation, we made a one-time payment of $100,000 to Mr. Orr.

DIRECTORS' COMPENSATION

     Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $1,000 for each Board and committee meeting (unless held on the same day as a Board meeting) actually attended. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof.

     Under our Directors' Stock Option Plan, each director who is not an employee of the Company and has not been an employee of the Company at any time during the twelve months preceding his initial election or appointment to the Board is automatically granted an option to purchase 10,000 shares of common stock at the time of his or her initial election or appointment. In addition, each outside director is automatically granted an option to purchase 5,000 shares of common stock on January 1 of each year. These options have an exercise price equal to the fair market value of the common stock on the date of grant, vest in full on the date of the grant and expire at the earlier of ten years from the date of grant or one year after the director ceases to be a member of the Board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. McEneaney, Ramsey, Rothrock and Tyler served on the Compensation Committee of the Board of Directors during 2000.

     From 1990 to January 2001, Mr. Rothrock was Vice President - Business Development for Sanifill, Inc. and, subsequently, Waste Management, Inc. Sanifill, which is now an affiliate of Waste Management, has the right to purchase 1,000,000 shares of common stock pursuant to the terms of a warrant issued by the Company to Sanifill in December 1996. Set forth below is a summary of certain transactions involving the Company and Waste Management that occurred during 2000. We do not believe that Mr. Rothrock had a direct or indirect material interest in any of the transactions described below:

     o During 2000, certain of our businesses delivered waste to various landfills operated by Waste Management.

     o In May 1998, we acquired from Waste Management substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. In connection with the acquisition of this facility, the Company and Waste Management entered into (i) a disposal agreement whereby the Company agreed, for a period of 20 years, to deliver to certain landfills operated by Waste Management all of the nonhazardous waste generated from the operations of the Detroit facility, and (ii) a leachate disposal agreement whereby Waste Management agreed, for a period of 20 years, to deliver to the Detroit facility for processing and disposal all leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by Waste Management in the Detroit area. In addition, we also agreed, for a period of 14 years commencing in May 2003, to pay to Waste Management a monthly royalty fee equal to 6% of the net revenues derived from the Detroit facility. In December 1999, we notified Waste Management that, as a result of the temporary closure of the Detroit facility, we were exercising our right to terminate the disposal agreement. Waste Management subsequently notified us that the termination of the disposal agreement constituted a breach of the agreement by the Company. In December 2000, the Company and Waste Management agreed to
          (x) terminate the Company's obligation to pay any monthly royalty fees to Waste Management based upon the revenues of the Detroit facility, and (y) terminate the disposal agreement, thus relieving the Company of any further obligation to dispose of the nonhazardous waste generated from the operations of our Detroit facility at Waste Management's landfills. In return for the termination of the royalty fee payments and the disposal agreement, we agreed to pay Waste Management the sum of $3.3 million over the next two years. The settlement did not affect Waste Management's obligation to deliver leachate to our Detroit facility for processing and disposal. During 2000, Waste Management paid to the Company fees of approximately $423,000 under this leachate disposal agreement.

STOCK PERFORMANCE GRAPH

     The following graph shows the cumulative total stockholder return on our common stock over the period commencing on August 20, 1997 (i.e., the date of our initial public offering) and ending on December 31, 2000, as compared to the returns of the American Stock Exchange Market Index (the "AMEX Index") and a peer group that we selected (the "Peer Group"). The graph assumes $100 was invested on August 20, 1997 in our common stock, the AMEX Index and the Peer Group and assumes reinvestment of dividends.







                             [PERFORMANCE GRAPH]










                                          08/20/97           12/31/97         12/31/98         12/31/99        12/31/00
                                         ------------------------------------------------------------------------------
12/31/00
--------
U S Liquids Inc.........................   $100.00            $103.67          $165.14         $ 61.47         $ 16.06

Peer Group..............................    100.00              98.94            77.79           53.09           56.81

AMEX Index..............................    100.00             105.48           104.05          129.72          128.13


     The Peer Group is based one-fourth on an oil and gas field services component (SIC Code 1389), one-fourth on an animal and marine fats and oils component (SIC Code 2077), one-fourth on an air and water resource and solid waste management component (SIC Code 9511), and one-fourth on a refuse systems component (SIC Code 4953). The companies included in the Peer Group Index are as follows: SIC Code 1389 -- BJ Services Co., Black Warrior Wireline Corp., Bouygues Offshore, S.A., Cal Dive International, Inc., Core Laboratories N.V., Eurasia Gold Fields, Inc., Global Industries, Ltd., Hanover Compressor Holdings, ICO Inc., Infinity, Inc., Marine Shuttle Operations Inc., Newpark Resources, Inc., Oceaneering International, Inc., OSCA Inc., Petrominerals Corporation, Precision Drilling Corporation, Ramex Synfuels International Inc., Schlumberger Limited, Simex Technologies, Inc., Superior Energy Services, Inc., Transcoastal Marine Services, Inc., Upland Energy Corp., Varco International Inc., and Willbros Group, Inc.; SIC Code 2077 -- Darling International, Inc. and Zapata Corporation; SIC Code 9511 -- Brascan Corporation, nSTOR Technologies, Inc. and Pan International Gaming; and SIC Code 4953 -- 3CI Complete Compliance Corp., Allied Waste Industries, Inc., American Ecology Corporation, ATG Inc., Avalon Holdings Corporation, Biofarm Inc., Capital Environmental Resource, Inc., Casella Waste Systems, Inc., Clean Harbors, Inc., Commodore Applied Technologies, Inc., Commodore Environmental Services, Inc., EarthCare Company, Envirogen, Inc., Environmental Safeguards, Inc., Imperial Petroleum Recovery Corp., Industrial Ecosystems Inc., Industrial Services of America, Inc., International Foam Solutions, KBF Pollution Management Inc., Med/Waste, Inc., Mercury Waste Solutions, Inc., MPM Technologies, Inc., Nesco Industries, Inc., Op-Tech Environmental Services, Inc., PDG Environmental, Inc., Perma-Fix Environmental Services, Inc., Phoenix Waste Services Company, Inc, Probex Corporation, Quadratech Inc., Quantum Group Inc., Republic Services, Inc., Rich Coast Inc., Scherer Healthcare, Inc., Sevenson Environmental Services, Inc., Stericycle, Inc., Synagro Technologies, Inc., Technical Environment Solutions Inc., Ustman Technologies Inc., Waste Connections, Inc., Waste Industries, Inc., Waste Management, Inc., Waste Systems International Inc., and Windswept Environment Group, Inc.


                      REPORT OF THE COMPENSATION COMMITTEE

     The Compensation Committee is responsible for establishing and reviewing the Company's arrangements and programs for compensating executive officers of the Company. The Compensation Committee is currently composed of Messrs. McEneaney, Ramsey, Rothrock and Tyler.

     The Company's executive compensation program is designed to provide competitive compensation and benefit programs that attract and retain capable executives who are integral to the success of the Company, reward them for superior performance and provide them with an economic incentive to increase stockholder value. The Compensation Committee believes its policies are best implemented by providing compensation comprised of separate components, all of which are designed to motivate executive performance. These components are a salary, short-term incentive compensation (bonus) and, in appropriate cases, long-term incentive compensation (stock options). The bonuses and stock options are in addition to executives' yearly base salaries, which are intended to be competitive with companies which the Compensation Committee believes are comparable to the Company.

BASE SALARY

     In setting each executive officer's base salary, the Compensation Committee takes into consideration, among other things, the executive officer's level of experience, responsibilities and performance and salaries for comparable positions at other companies in the same or similar businesses of the Company. In making salary recommendations or decisions, the Compensation Committee exercises its discretion and judgment based on these and other relevant factors. The Compensation Committee does not apply any specific formula to determine the weight of any particular factor.

INCENTIVE BONUS AWARDS

     Short-term incentive compensation plans are intended to provide executive officers with an incentive to act in a manner that accentuates Company performance and, therefore, stockholder value. The Compensation Committee believes that growth in earnings per share is an appropriate measure of short-term corporate performances. Accordingly, in 2000, the Compensation Committee adopted an incentive compensation plan (the "Incentive Plan") under which each Named Executive Officer was eligible to earn a cash bonus based upon the growth of the Company's earnings per share in excess of targeted levels.

STOCK OPTIONS

     In 1996, the Company established the 1996 Incentive Stock Option Plan (the "Stock Option Plan"). The purpose of the Stock Option Plan is to promote the long-term growth and profitability of the Company and the value of the common stock by providing selected employees of the Company and its subsidiaries with incentives to contribute to the success of the Company. The Stock Option Plan provides for both the grant of incentive stock options pursuant to Section 422 of the Internal Revenue Code and options which do not qualify as incentive stock options. In awarding options under the Stock Option Plan, the Compensation Committee considers various factors, such as the past and expected future performance of an employee and the extent to which an employee has been compensated for his or her performance. The Compensation Committee has not established any fixed formula for awarding options under the Stock Option Plan. The exercise price for options issued under the Stock Option Plan must, in the case of incentive stock options, be at least equal to the fair market value of the common stock subject to the option at the time the option is granted, and in the case of nonqualified stock options, be at least equal to 75% of the fair market value of the shares subject to the option at the time it is granted.

COMPENSATION OF CHIEF EXECUTIVE OFFICER

     The Compensation Committee applied the executive compensation policies and programs described above in determining the total compensation of Michael P. Lawlor, the Company's Chief Executive Officer. Mr. Lawlor's base salary for 2000 was $325,000. Under the terms of the Incentive Plan, Mr. Lawlor was eligible to earn a cash bonus based upon the growth of the Company's earnings per share. Because the Company's 2000 earnings per share did not equal the minimum target established by the Committee, Mr. Lawlor did not receive any bonus for the fiscal year ended December 31, 2000. No options or other long-term incentives were granted to Mr. Lawlor in 2000.

DEDUCTIBILITY OF EXECUTIVE COMPENSATION

     Section 162(m) of the Internal Revenue Code generally limits the annual tax deduction for applicable remuneration paid to the Company's Chief Executive Officer and certain other highly compensated executive officers to $1,000,000. The Compensation Committee does not believe that the applicable remuneration to be paid to the Company's executives will exceed the deduction limit set by
Section 162(m).

                            MEMBERS OF THE COMMITTEE

                             JAMES F. MCENEANEY, JR.
                                 ROGER A. RAMSEY
                             WILLIAM A. ROTHROCK IV
                                ALFRED TYLER 2ND

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2001 by (i) each stockholder of the Company who is known by the Company to beneficially own more than five percent of the outstanding common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed have an address c/o the Company's principal executive offices and have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.


                        NAME AND ADDRESS                                       NUMBER OF        PERCENT OF
                       OF BENEFICIAL OWNER                                       SHARES            CLASS
                       -------------------                                       -------          ------
Michael P. Lawlor(1)........................................................     348,375           2.2%
Earl J. Blackwell(2)........................................................     358,000           2.2
Gary J. Van Rooyan(3).......................................................      40,555            *
Harry O. Nicodemus IV(4)....................................................      10,833            *
Steven J. Read(5)...........................................................      14,373            *
W. Gregory Orr(6)...........................................................     716,438           4.5
William A. Rothrock IV(7)...................................................     123,750            *
Alfred Tyler 2nd(8).........................................................      55,000            *
James F. McEneaney, Jr.(9)..................................................      30,000            *
John N. Hatsopoulos(10).....................................................      60,000            *
Roger A. Ramsey(11).........................................................      20,400            *
Franklin Resources Inc.(12).................................................   1,061,700           6.7
  777 Mariners Island Boulevard, 6th Fl.
  San Mateo, California
Sanifill, Inc.(13)..........................................................   1,000,000           5.9
   1001 Fannin Street, Suite 4000
   Houston, Texas 77002
All directors and executive officers as a group (11 persons)(14)............   1,777,724          10.8

--------------------

(1) Includes 35,100 shares held by The Lawlor Family, L.L.C., a limited liability company, over which Mr. Lawlor, as the manager, has sole voting and investment power, 10,000 shares held in an individual retirement account for the benefit of Mr. Lawlor, 3,275 shares held by the U S Liquids Employee Stock Purchase Plan for the benefit of Mr. Lawlor, and 300,000 shares which Mr. Lawlor has the right to acquire pursuant to the terms of a stock option granted by the Company to him.
(2) Includes 180,000 shares held by The Earl J. and Christine J. Blackwell Family LLC, a limited liability company, over which Mr. Blackwell, as the manager, has sole voting and investment power, and 103,000 shares held in an individual retirement account for the benefit of Mr. Blackwell.
(3) Includes 1,772 shares held by the U S Liquids Employee Stock Purchase Plan for Mr. Van Rooyan and 38,333 shares which Mr. Van Rooyan has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(4) Represents shares which Mr. Nicodemus has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(5) Includes 3,540 shares held by the U S Liquids Employee Stock Purchase Plan for the benefit of Mr. Read and 10,833 shares which Mr. Read has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(6) Includes 250,000 shares held by The Wiley Gregory & Genene M. Orr Family LLC, a limited liability company, over which Mr. Orr, as the manager, has sole voting and investment power, 100,000 shares held by a broker for the benefit of Mr. Orr, 2,938 shares held by the U S Liquids Employee Stock Purchase Plan for the benefit of Mr. Orr, 15,000 shares held by Mr. Orr's wife, Genene Orr, and 15,000 shares held by Mr. Orr's wife as custodian for two of Mr. Orr's children.
(7) Includes 51,250 shares which Mr. Rothrock has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(8) Includes 25,000 shares held by a corporation controlled by Mr. Tyler and 30,000 shares which Mr. Tyler has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(9) Includes 29,000 shares which Mr. McEneaney has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(10) Includes 25,000 shares which Mr. Hatsopoulos has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.
(11) Includes 20,000 shares which Mr. Ramsey has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(12) Includes shares owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. A Form 13G/A filed by Franklin Resources on February 7, 2000 states that (i) such advisory subsidiaries of Franklin Resources have sole investment and/or voting power over such shares, and (ii) Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of Franklin Resources and, thus, may each be deemed to be the beneficial owner of such shares.
(13) Represents shares which Sanifill, Inc. has the right to acquire pursuant to the terms of a warrant issued by the Company to Sanifill.
(14) Excludes 43,334 total shares subject to options granted to Messrs. Van Rooyan, Nicodemus and Read that are not exercisable prior to May 1, 2001.
  * Constitutes less than one percent of the outstanding common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Compensation Committee Interlocks and Insider Participation" in Item
     11. Executive Compensation.


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

(b)  Reports on Form 8-K

     On November 21, 2000, we filed a report on Form 8-K disclosing the resignation of Mr. Orr as President and Chief Operating Officer.

(c)  Exhibits:


          Exhibit
             No.                          Description
          -------                         -----------

            3.1      -- Second Amended and Restated Certificate of
                        Incorporation of U S Liquids Inc. (Exhibit 3.1 of the
                        U S Liquids Inc. Registration Statement on Form S-1
                        (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

            3.2      -- Second Amended and Restated Bylaws of U S Liquids
                        Inc. (Exhibit 99.1 to the Form 8-K filed on March 2,
                        2001 is hereby incorporated by reference).

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




            4.3      -- First Amendment to Second Amended and Restated Credit
                        Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.3 of the Form
                        10-K for the year ended December 31, 1999 is hereby incorporated by reference).

            4.4      -- Second Amendment to Second Amended and Restated
                        Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National
                        Trust and Savings Association, as Agent. (Exhibit 4.4 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

            4.5      -- Third Amendment to Second Amended and Restated Credit
                        Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.7 of the Form
                        10-Q for the quarter ended June 30, 2000 is hereby incorporated by reference).

            +4.6     -- Fourth Amendment to Second Amended and Restated
                        Credit Agreement among U S Liquids Inc., various
                        financial institutions and Bank of America National
                        Trust and Savings Association, as Agent.

            4.7      -- Security Agreement, dated December 17, 1997, executed
                        by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association.
                        (Exhibit 4.6 of the Form 10-K for the year ended
                        December 31, 1997 is hereby incorporated by reference).

            4.8      -- Company Pledge Agreement, dated December 17, 1997,
                        executed by U S Liquids Inc. in favor of Bank of America
                        National Trust and Savings Association. (Exhibit 4.7 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

          **10.1     -- Asset Purchase Agreement, dated December 2, 1996,
                        among U S Liquids Inc., Sanifill, Inc. and certain
                        affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S
                        Liquids Inc. Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19, 1997, is hereby
                        incorporated by reference).

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

            10.8     -- Amendment to Option Agreement, dated January 10,
                        2000, among U S Liquids Inc., Newpark Resources, Inc.
                        and Newpark Environmental Services, Inc. (Exhibit 10.8 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

            10.9     -- Miscellaneous Agreement, dated September 16, 1998,
                        between Newpark Resources, Inc. and U S Liquids Inc.
                        (Exhibit 99.4 to the Form 8-K filed on September 25,
                        1998 is hereby incorporated by reference).

          +*10.10    -- Employment Agreement, dated September 1, 1999,
                        between U S Liquids Inc. and Steven J. Read, as amended.

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

           *10.15    -- Agreement, dated November 15, 2000, between U S
                        Liquids Inc. and W. Gregory Orr. (Exhibit 99.2 to the
                        Form 8-K filed on November 21, 2000, is hereby
                        incorporated by reference).

           *10.16    -- Employment Agreement, dated February 13, 1998,
                        between U S Liquids Inc. and Earl J. Blackwell. (Exhibit
                        10.16 of the Form 10-K for the year ended December 31,
                        1997 is hereby incorporated by reference).

          +*10.17    -- Employment Agreement, dated September 1, 1999,
                        between U S Liquids Inc. and Harry O. Nicodemus IV, as
                        amended.

           *10.18    -- Stock Distribution Agreement, dated June 16, 1997,
                        between U S Liquids Inc. and Earl J. Blackwell (Exhibit
                        10.38 of the U S Liquids Inc. Registration Statement on
                        Form S-1 (File No. 333-30065), effective August 19,
                        1997, is hereby incorporated by reference).

          **10.19    -- Agreement for Purchase and Sale of Assets, dated
                        April 21, 1998, among US Parallel Products of
                        California, Parallel Products of Kentucky, Inc.,
                        Parallel Products of Florida, Inc., Parallel Products,
                        DWA of Belvedere Company, The Estate of David W.







                        Allen, David W. Allen Trust No. 1, Peter Allen, Neal
                        Koehler and Richard Eastman. (Exhibit 2.1 to the Form
                        8-K filed on May 6, 1998 is hereby incorporated by reference).


           *10.20    -- Employment Agreement, dated July 2, 1997, between U S
                        Liquids Inc. and Michael P. Lawlor (Exhibit 10.40 of the
                        U S Liquids Inc. Registration Statement on Form S-1
                        (File No. 333-30065), effective August 19, 1997, is
                        hereby incorporated by reference).

            10.21    -- Noncompetition Agreement of September 16, 1998
                        between U S Liquids Inc. and Newpark Resources, Inc.
                        (Exhibit 99.3 to the Form 8-K filed on September 25,
                        1998 is hereby incorporated by reference).

            10.22    -- Warrant Agreement among U S Liquids Inc., Van Kasper
                        & Company and Sanders Morris Mundy Inc. (Exhibit 10.33 of the U S Liquids Inc. Registration Statement on Form
                        S-1 (File No. 333-34875), effective September 18, 1997, is hereby incorporated by reference).

            10.23    -- Amendment No. 1 to Warrant Agreement, dated April 20,
                        1998, among U S Liquids Inc., Van Kasper & Company and
                        Sanders Morris Mundy Inc. (Exhibit 10.61 of U S Liquids
                        Inc. Registration Statement on Form S-1 (File No.
                        333-52121), effective June 4, 1998, is hereby incorporated by reference).

            10.24    -- Estoppel, Waiver and Amendment Agreement, dated June
                        16, 1997, between Sanifill, Inc. and U S Liquids Inc.
                        (Exhibit 10.27 of the U S Liquids Inc. Registration
                        Statement on Form S-1 (File No. 333-30065), effective
                        August 19, 1997, is hereby incorporated by reference).

            10.25    -- Warrant, dated December 13, 1996, issued by U S
                        Liquids Inc. to Sanifill, Inc. (Exhibit 10.31 of the U S
                        Liquids Inc. Registration Statement on Form S-1 (File
                        No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

          +*10.26    -- Employment Agreement, dated September 1, 1998,
                        between U S Liquids Inc. and Gary J. Van Rooyan, as
                        amended.

            10.27    -- Leachate Treatment Agreement, dated May 8, 1998,
                        between City Management Corporation and US City
                        Environmental, Inc. (Exhibit 10.69 of U S Liquids Inc.
                        Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

           +21.1     -- List of subsidiaries of U S Liquids Inc.

           +23.1     -- Consent of Arthur Andersen LLP.

-------------------
+   Filed herewith
*   Management Contract
** Schedules to this agreement will be furnished supplementally to the Commission upon request.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        U S Liquids Inc.


Date:      March 21, 2001                 By: /s/ Michael P. Lawlor
                                              ----------------------------------
                                                  Michael P. Lawlor
                                                  Chairman of the Board and
                                                  Chief Executive Officer

Date:      March 21, 2001                 By: /s/ Earl J. Blackwell
                                              ----------------------------------
                                                  Earl J. Blackwell
                                                  Chief Financial Officer,
                                                  Senior Vice President and
                                                  Secretary

Date:      March 21, 2001                 By: /s/ Harry O. Nicodemus, IV
                                              ----------------------------------
                                                  Harry O. Nicodemus, IV
                                                  Vice President and
                                                  Chief Accounting Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 21, 2001                 By: /s/ Michael P. Lawlor
                                              ----------------------------------
                                                  Michael P. Lawlor
                                                  Chairman of the Board of
                                                  Directors

Date:      March 21, 2001                 By: /s/ W. Gregory Orr
                                              ----------------------------------
                                                  W. Gregory Orr
                                                  Director

Date:      March 21, 2001                 By: /s/ William A. Rothrock, IV
                                              ----------------------------------
                                                  William A. Rothrock, IV
                                                  Director

Date:      March 21, 2001                 By: /s/ James F. McEneaney, Jr.
                                              ----------------------------------
                                                  James F. McEneaney, Jr.
                                                  Director

Date:      March 21, 2001                 By: /s/ John N. Hatsopoulos
                                              ----------------------------------
                                                  John N. Hatsopoulos
                                                  Director

Date:      March 21, 2001                 By:/s/  Roger A. Ramsey
                                             -----------------------------------
                                                  Roger A. Ramsey
                                                  Director


                        INDEX TO FINANCIAL STATEMENTS

U S  LIQUIDS INC.

   Report of Independent Public Accountants.....................................         F-2

   Consolidated Balance Sheets..................................................         F-3

   Consolidated Statements of Operations........................................         F-4

   Consolidated Statements of Stockholders' Equity..............................         F-5

   Consolidated Statements of Cash Flows........................................         F-6

   Notes to Consolidated Financial Statements...................................         F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To U S  Liquids Inc.:

We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Houston, Texas
March 19, 2001

                                               U S LIQUIDS INC.

                                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                          ASSETS

                                                                                                               DECEMBER 31,
                                                                                                     ------------------------------
                                                                                                          1999             2000
                                                                                                     --------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents.................................................................            $  3,398        $  2,176
   Accounts receivable, less allowances of  $3,063 and $1,070, respectively..................              40,098          37,139
   Inventories...............................................................................               2,029           2,254
   Prepaid expenses and other current assets.................................................              12,653          14,941
   Operations held for sale..................................................................                   -          23,745
                                                                                                     --------------   -------------
      Total current assets...................................................................            $ 58,178        $ 80,255

PROPERTY, PLANT AND EQUIPMENT, net...........................................................             115,625         108,246
INTANGIBLE ASSETS, net ......................................................................             193,033         162,809
OTHER ASSETS, net............................................................................               2,247             867
                                                                                                     --------------   -------------
      Total assets...........................................................................            $369,083        $352,177
                                                                                                     ==============   =============

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current maturities of long-term obligations...............................................            $  5,327        $ 22,993
   Accounts payable..........................................................................              15,239          17,579
   Accrued expenses and other current liabilities ..........................................               27,423          25,594
   Operations held for sale..................................................................                   -           2,996
                                                                                                     --------------   -------------
      Total current liabilities..............................................................            $ 47,989        $ 69,162

LONG-TERM OBLIGATIONS, net of current maturities.............................................              99,499          88,526
PROCESSING RESERVE, net of current...........................................................               4,630           5,445
CLOSURE AND REMEDIATION RESERVES, net of current.............................................               8,878          10,834
OTHER LONG-TERM LIABILITIES..................................................................              11,566           2,577
DEFERRED INCOME TAXES........................................................................               6,373          10,763
                                                                                                     --------------   -------------
      Total liabilities......................................................................            $178,935        $187,307
                                                                                                     --------------   --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding..            $      -        $      -
   Common stock, $.01 par value, 30,000,000 shares authorized, 15,780,868 and 15,818,729
      shares issued and outstanding, respectively............................................                 158             158
   Additional paid-in capital................................................................             176,859         176,939
   Retained earnings.........................................................................              13,173         (12,204)
   Accumulated other comprehensive loss - foreign currency translation adjustment ...........                 (42)            (23)
                                                                                                     --------------   -------------
      Total stockholders' equity.............................................................            $190,148        $164,870
                                                                                                     --------------   --------------
      Total liabilities and stockholders' equity.............................................            $369,083        $352,177
                                                                                                     ==============   ==============


               The accompanying notes are an integral part of these consolidated financial statements.

                                                  U S LIQUIDS INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                        1998              1999             2000
                                                                                   --------------    -------------    -------------
REVENUES.....................................................................          $ 121,460        $ 231,783       $  247,859

OPERATING EXPENSES...........................................................             79,027          165,773          193,724

DEPRECIATION & AMORTIZATION..................................................              8,146           16,595           19,234

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES.................................................................             12,927           26,242           33,162

SPECIAL CHARGES, net.........................................................                  -           15,138           17,787
                                                                                   --------------    -------------    -------------

INCOME (LOSS) FROM OPERATIONS................................................           $ 21,360        $   8,035       $  (16,048)

INTEREST EXPENSE, net........................................................              3,517            6,803           10,698

OTHER (INCOME) EXPENSE, net..................................................                 38             (129)            (419)
                                                                                   --------------    -------------    -------------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES.........................................................           $ 17,805        $   1,361       $  (26,327)


PROVISION (BENEFIT) FOR INCOME TAXES.........................................              7,033            2,603             (950)
                                                                                   --------------    -------------    -------------

NET INCOME (LOSS) ...........................................................           $ 10,772        $  (1,242)      $  (25,377)
                                                                                   ==============    =============    =============



Basic Earnings (Loss) per Common Share.......................................           $   1.04        $   (0.08)      $    (1.61)
                                                                                   ==============    =============    =============

Diluted Earnings (Loss) per Common Share.....................................           $   0.93        $   (0.08)      $    (1.61)
                                                                                    ==============    =============    =============

Weighted Average Common Shares Outstanding...................................             10,317           15,324           15,798
                                                                                    ==============    =============    =============

Weighted Average Common and Common Equivalent Shares
    Outstanding..............................................................             11,637           15,324           15,798
                                                                                    ==============    =============    =============




               The accompanying notes are an integral part of these consolidated financial statements.

                                                 U S LIQUIDS INC.

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (IN THOUSANDS)





                                                                                                           ACCUMULATED
                                                                                                             OTHER
                                              COMPRE-                                          ADDITIONAL    COMPRE-
                                              HENSIVE    PREFERRED STOCK     COMMON STOCK       PAID-IN      HENSIVE     RETAINED
                                               LOSS      SHARES   AMOUNT    SHARES    AMOUNT    CAPITAL       LOSS       EARNINGS
                                             ----------  ------   ------    ------    ------   ----------  -----------  ----------
BALANCE, December 31, 1997                   $       -       -    $  -       7,303     $  73   $  17,190       $   -     $ 3,643
   20,000 warrants issued in connection
   with acquisition                                  -       -       -           -         -         132           -           -
   Common stock issued in secondary public
   offering, net of offering costs                   -       -       -       3,450        35      60,318           -           -
   Common stock issued in acquisitions               -       -       -       1,634        16      32,639           -           -
   Common stock options exercised                    -       -       -         111         1         125           -           -
   Net income                                $  10,772       -       -           -         -           -           -      10,772
                                            ==========   ------  --------  --------  --------  ----------  ----------  ----------
BALANCE, December 31, 1998                                   -    $  -      12,498     $ 125   $ 110,404       $   -     $14,415
   Common stock issued in secondary public
   offering, net of offering costs                   -       -       -       2,875        29      56,463           -           -
   Common stock issued in acquisitions               -       -       -         636         6      12,846           -           -
   Common stock options and warrants
   exercised                                         -       -       -         158         2         142           -           -
   Repurchase and cancellation of common
   stock                                             -       -       -        (386)       (4)     (2,996)          -           -
Comprehensive Loss:
   Foreign currency translation adjustment         (42)      -       -           -         -           -         (42)          -
   Net loss                                     (1,242)      -       -           -         -           -           -      (1,242)
                                            ----------   ------  --------  --------  --------  ----------  ----------  ----------
      Total                                  $  (1,284)
                                            ==========
BALANCE, December 31, 1999                                   -    $  -      15,781     $ 158   $ 176,859       $ (42)    $13,173
   Common stock issued in acquisitions               -       -       -          22         -          75           -           -
   Common stock options exercised and
   employee stock purchases                          -       -       -          16         -           5           -           -
Comprehensive Loss:
   Foreign currency translation adjustment          19       -       -           -         -           -          19           -
   Net loss                                    (25,377)      -       -           -         -           -           -     (25,377)
                                             ----------
      Total                                  $ (25,358)
                                             ==========  ------  --------  --------  --------  ----------  ----------  ----------

BALANCE, December 31, 2000                                   -    $  -      15,819     $ 158   $ 176,939       $ (23)   $(12,204)
                                                         ======  ========  ========  ========  ==========  ==========  ==========


                                              TOTAL STOCK-
                                                HOLDERS
                                                EQUITY
                                              ------------
BALANCE, December 31, 1997                      $ 20,906
   20,000 warrants issued in connection
   with acquisition                                  132
   Common stock issued in secondary public
   offering, net of offering costs                60,353
   Common stock issued in acquisitions            32,655
   Common stock options exercised                    126
   Net income                                     10,772
                                              ------------
BALANCE, December 31, 1998                      $124,944
   Common stock issued in secondary public
   offering, net of offering costs                56,492
   Common stock issued in acquisitions            12,852
   Common stock options and warrants
   exercised                                         144
   Repurchase and cancellation of common
   stock                                          (3,000)
Comprehensive Loss:
   Foreign currency translation adjustment           (42)
   Net loss                                       (1,242)
                                              ------------
      Total

BALANCE, December 31, 1999                      $190,148
   Common stock issued in acquisitions                75
   Common stock options exercised and
   employee stock purchases                            5
Comprehensive Loss:
   Foreign currency translation adjustment            19
   Net loss                                      (25,377)
      Total
                                              ------------
BALANCE, December 31, 2000                     $ 164,870
                                              ============









               The accompanying notes are an integral part of these consolidated financial statements.

                                            U S LIQUIDS INC.

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS)



                                                                                            YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------------------
                                                                                     1998               1999             2000
                                                                                --------------     -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)......................................................            $   10,772         $  (1,242)        $ (25,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization.......................................                 8,146            16,595            19,234
   Net (gain) loss on sale of property, plant, and equipment...........                  (147)              122                 8
   Deferred income tax provision (benefit).............................                 1,995              (340)            2,203
   Changes in operating assets and liabilities, net of amounts acquired:
      Accounts receivable, net.........................................                (8,406)           (4,196)           (3,939)
      Inventories......................................................                 1,017              (745)             (224)
      Prepaid expenses and other current assets........................                (3,909)           (2,426)           (1,045)
      Intangible assets................................................                   112              (785)           (1,248)
      Other assets.....................................................                  (774)             (778)            1,365
      Accounts payable, accrued liabilities and other long-term
           liabilities.................................................                 6,622                (1)           (9,961)
      Closure, remediation and processing reserves.....................                (1,406)           (3,193)             (915)
      Impaired assets and assets held for sale, net....................                     -                 -            29,876
                                                                                --------------     -------------    --------------
      Net cash provided by operating activities........................            $   14,022         $   3,011         $   9,977
                                                                                --------------     -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment..........................            $  (14,347)        $ (17,223)        $ (19,192)
   Proceeds from sale of property, plant, and equipment................                 1,143             1,688               973
   Cash paid for acquisitions, net of subsequent purchase adjustments..              (101,648)          (69,177)               14
                                                                                --------------     -------------    --------------
      Net cash used in investing activities............................            $ (114,852)        $ (84,712)        $ (18,205)
                                                                                --------------     -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term obligations.....................            $  103,326         $  96,270         $  36,975
   Principal payments on long-term obligations.........................               (61,893)          (68,050)          (29,993)
   Repurchase and cancellation of common stock.........................                     -            (3,000)                -
   Proceeds from additional public offering of common stock, net of
      offering costs...................................................                60,353            56,492                 -
   Proceeds from exercise of stock options and employee stock purchase
      plan.............................................................                   126               144                 5
                                                                                --------------     -------------    --------------
      Net cash provided by financing activities........................            $  101,912         $  81,856         $   6,987
                                                                                --------------     -------------    --------------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH
    AND CASH EQUIVALENTS...............................................            $        -         $     (42)        $      19
                                                                                --------------     -------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.........................................................            $    1,082         $     113         $  (1,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF
   PERIOD..............................................................                 2,203             3,285             3,398
                                                                                --------------     -------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................            $    3,285         $   3,398         $   2,176
                                                                                ==============     =============    ==============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest..............................................            $    2,266         $   6,870         $  10,639
   Cash paid (received) for income taxes...............................                 5,310             5,786            (3,884)
   Assets acquired under capital leases................................                   164             2,723               426
   Liabilities issued and assumed related to acquisitions..............                32,787            12,852               257
   Common stock, warrants and options issued for acquisitions..........                 9,322             8,293                75


               The accompanying notes are an integral part of these consolidated financial statements.

                                U S LIQUIDS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BUSINESS AND ORGANIZATION:

         U S Liquids Inc. and subsidiaries (collectively "U S Liquids" or the "Company") was founded November 18, 1996, and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. (referred to as "Campbell Wells" to the extent of the operations so acquired) which were wholly owned subsidiaries of Sanifill, Inc. through a transaction accounted for as a purchase. The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Wastewater Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (the "Mesa Companies" or "Mesa") and American Wastewater ("AWW"). The acquisitions of Mesa and AWW were accounted for under the pooling-of-interests method of accounting. The Wastewater Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams. During 1998 and 1999, the Company continued acquiring companies, principally for the Wastewater Division. As of July 1, 1999, the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and non-hazardous wastes, while the Commercial Wastewater Division handles non-hazardous wastes.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions.

USE OF ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management include operations held for sale, processing reserves and reserves for closure and remediation of facilities.

RISK FACTORS

         Risk factors of the Company include, but are not limited to, compliance with governmental and environmental regulations, potential environmental liability and capital and financing availability.

CASH AND CASH EQUIVALENTS

         All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

CONCENTRATIONS OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company's customer base, thus spreading the trade credit risk. At December 31, 1999 and 2000, no single group or customer represented greater than 10% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures.

                                U S LIQUIDS INC.

         Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. The activity in the allowance for doubtful accounts is as follows (in thousands):



                                                                    BEGINNING
                                                        BALANCE      BALANCE
                                                          AT           OF       OPERATIONS                             BALANCE AT
                                                       BEGINNING    PURCHASED    HELD FOR    CHARGED TO                  END OF
                                                       OF PERIOD    COMPANIES      SALE       EXPENSE     WRITE-OFFS     PERIOD
                                                       -----------  ----------- ----------- ------------ ------------ ------------
Year ended December 31, 1998..............              $   342        1,609           -          350        (624)     $  1,677

Year ended December 31, 1999..............              $ 1,677          742           -        2,923      (2,279)     $  3,063

Year ended December 31, 2000..............              $ 3,063            -         (71)       3,130      (5,052)     $  1,070


INVENTORIES

         Inventories are stated at the lower of cost or market and, at December 31, 1999 and 2000, consisted of processed by-products of $1,490,000 and $1,589,000, respectively, and unprocessed by-products of $539,000 and $665,000, respectively. Cost is determined using the first-in, first-out (FIFO) method.

OPERATIONS HELD FOR SALE

         In December 2000, the Company approved the divestiture of several of its non-core operations. The businesses that the Company is marketing for sale and the portfolio of real estate that the Company has determined are surplus and is marketing for sale, have been classified as operations held for sale. The carrying values of these assets have been written down to estimated fair value, less costs to sell. These charges are based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies. See further discussion in Notes 3 and 5.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are recorded at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Expenditures for maintenance and repair costs are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains and losses resulting from property disposals are included in other income or expense. Depreciation is computed using the straight-line method. The Company periodically reviews its property, plant and equipment for possible impairment, which is calculated based on the undiscounted cash flows to be generated from the applicable asset, whenever events or changes in circumstances might indicate that the carrying amount of an asset may not be recoverable. See Note 3 for discussion relating to the write down of property, plant and equipment as a result of the closure of the Re-Claim Louisiana facility.

INTANGIBLE AND OTHER ASSETS

         Intangible and other assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill), permits and noncompete agreements. The Company evaluates the useful life of goodwill for each acquisition, which is amortized on a straight-line basis over forty years. Management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment by comparing the projected future undiscounted cash flows generated by the operations associated with the goodwill to the carrying amount of the goodwill. See Note 3 for discussion relating to the write down of intangible and other assets as a result of the closure of the Re-Claim Louisiana facility. Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or affect the recoverability of goodwill in any of its other business units.

                                U S LIQUIDS INC.

DEPRECIATION AND AMORTIZATION EXPENSES

         Depreciation and amortization expenses are excluded from operating expenses and selling, general and administrative expenses in the consolidated Statements of Operations. These expenses are as follows:



                                                                                             YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------------------
                                                                                   1998               1999               2000
                                                                              ----------------   ---------------    --------------
                                                                                                  (IN THOUSANDS)
Operating expenses.......................................................              $5,751           $10,751           $12,517
Selling, general and administrative expenses.............................                 936               931             1,120
Goodwill amortization....................................................               1,459             4,913             5,597
                                                                              ----------------   ---------------    --------------
      Total depreciation and amortization expenses.......................              $8,146           $16,595           $19,234
                                                                              ================   ===============    ==============


INCOME TAXES

         The Company files a consolidated return for federal income tax purposes. Income taxes for the Company are provided under the liability method considering the income tax effects of transactions reported in the consolidated financial statements which are different from the income tax return. The deferred income tax assets and liabilities represent the future income tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are realized or settled and are measured using enacted tax rates and laws.

SELF-INSURANCE

         The Company retains the risk for employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits. Losses up to the deductible amount are based upon the Company's known claims incurred and an estimate of claims incurred but not reported. The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.

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

CLOSURE AND REMEDIATION RESERVES

         As of December 31, 1999 and 2000, the closure and remediation reserves represent accruals on a prospective basis for the total estimated costs associated with the ultimate closure of the Company's landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. Management periodically reviews the level of these reserves and will adjust such reserves if estimated costs change.

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

         On December 3, 1999, the United States Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition, to provide guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company adopted the provisions of SAB No. 101 on October 1, 2000. Adoption of this statement did not result in a material impact or change to the Company's revenue recognition policies.

                                U S LIQUIDS INC.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the London Interbank Offered Rate ("LIBOR"). The Company estimates that the fair value of all of its debt obligations (including debt associated with operations held for sale) approximates $111.4 million at December 31, 2000.

TRANSLATION OF FOREIGN CURRENCY

         The U.S. dollar is the functional currency for substantially all of the Company's consolidated operations. For certain wholly-owned foreign equity investments, the functional currency is the local currency. The accumulated translation effects for equity investments using functional currencies other than the U.S. dollar are included in the foreign currency translation adjustment in stockholders' equity. For these operations, all gains and losses from currency translations are included in comprehensive loss. Prior to 1999, the Company had no foreign investments.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 - "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2001. The Company adopted SFAS No. 133 as amended on January 1, 2001. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company as it has not engaged or entered into any arrangements usually associated with derivative instruments.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       SPECIAL CHARGES:

2000 OPERATIONS HELD FOR SALE OR CLOSURE

         During the fourth quarter of 2000, the Company recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute. These special charges amounted to a net expense of $17.8 million. The special charges include estimated losses from the sale of certain operations in the Commercial Wastewater Division for $19.7 million, the closure of the Re-Claim Louisiana facility for $10.2 million, legal fees associated with the above for $210,000 and additional charges of $470,000 for the disposal of PCB contaminated materials at the Company's Detroit facility (relating to 1999 special charges discussed below). During this period, the Company also recognized net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management, Inc. that was entered into in May 1998 in connection with the acquisition of its Detroit facility. These special charges reduced net income by $17.8 million (net of taxes, due to valuation allowances), or $1.13 per share. As of December 31, 2000, $211,000 of these special charges remained in accrued liabilities and are included with $3.6 million of remaining accrued liabilities from 1999 special charges. See Notes 5, 9 and 10.

1999 BUSINESS INTERRUPTIONS AND REMEDIATIONS

         During the third and fourth quarters of 1999, the Company recorded special charges in the amount of $15.1 million. The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated material improperly delivered to the Company's Detroit facility, the decontamination of certain equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to the facility's acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by the Company's

                                U S LIQUIDS INC.

Re-Claim Louisiana facility, which waste is the subject of a dispute between the Company and the Environmental Protection Agency ("EPA") as to the proper method of disposal, net of $443,000 received from the Company's insurance carrier for submitted claims, (iii) $2.0 million for fines imposed or expected to be imposed by regulatory authorities relating to the operations of the Re-Claim facility,
(iv) $1.7 million for legal and professional fees incurred or expected to be to incurred for matters arising in connection with the governmental proceedings relating to the Detroit and Re-Claim facilities and the purposed securities class action and shareholder derivative action arising therefrom, (v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur because of the temporary cap on the Company's revolving credit facility and its related effects on the Company's acquisition program, (vi) $1.0 million for the cleanup of a spill at the Re-Claim facility caused by an act of vandalism, (vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, the temporary cap on the Company's revolving credit facility and its related effects on the Company's acquisition program, and (viii) $139,000 for other costs related to the operations of the Detroit and Re-Claim facilities. These special charges reduced net income by $10.4 million (net of taxes), or $0.68 per share, for the fiscal year ended December 31, 1999. As of December 31, 2000, $3.6 million of these special charges remained in accrued liabilities. See Note 9. See Note 19, "Regulatory Proceedings" for further discussion of incidents giving rise to certain of the special charges.

4.       ACQUISITIONS:

1998 AND 1999 ACQUISITIONS

         During 1998 and 1999, the Company completed 29 and 22 acquisitions, respectively. The acquisitions were accounted for under the purchase method of accounting. Results of operations of companies that were acquired were included in the consolidated financial statements from the dates of such acquisitions. The costs of acquisitions were $109.1 million in cash and debt assumed and 1,656,015 shares of stock for 1998 and $73.6 million in cash and debt assumed and 635,354 shares of stock for 1999. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $124.8 million and $71.1 million for 1998 and 1999, respectively.

2000 ACQUISITIONS

         During 2000, the Company acquired two businesses engaged in the collection, processing and disposal of liquid wastes for approximately $532,000 in cash and debt assumed. Both of these acquisitions were accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $417,000.

         The unaudited pro forma information set forth below represents the revenues, net income (loss) and earnings (loss) per share of the Company, the 1998 and 1999 acquisitions and the Company's secondary public offerings of common stock in June 1998 and March 1999, as if these transactions were all effective on January 1, 1998 and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company's public offering of common stock, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments. No pro forma information is presented for 2000 as no material acquisitions were completed in 2000.



                                                                                                        YEARS ENDED DECEMBER 31,
                                                                                                  ---------------------------------
                                                                                                       1998              1999
                                                                                                  ---------------   ---------------
PRO FORMA AMOUNTS                                                                                          (IN THOUSANDS)
     Revenue.............................................................................              $ 265,327       $  249,349
     Net income (loss)...................................................................              $  16,340       $   (1,238)
     Basic earnings (loss) per common share..............................................              $    1.06       $    (0.08)
     Diluted earnings (loss) per common share............................................              $    0.98       $    (0.08)


                                U S LIQUIDS INC.

         The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offerings been consummated effective as of January 1, 1998.

         The Company agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels. Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $6.9 million with the achieved goals providing approximately $9.6 million of pre-tax income. The contingent consideration is payable in cash in the amount of $3.2 million and in stock with a total value of $3.7 million (representing approximately 1.7 million shares at December 31, 2000 with the stock closing price on that day of $2.1875).

5.   OPERATIONS HELD FOR SALE:

         During the fourth quarter of 2000, the Company's Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division. The types of liquid waste managed at these facilities held for sale include industrial wastewaters, biosolids and grease and grit trap waste. As discussed in Notes 2 and 3, the Company has recorded charges to write down the carrying value of certain assets to fair value, less costs to sell. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. The results of operations of these businesses are fully included in revenues and expenses in the accompanying Statements of Operations.

         Operational information included in the Statements of Operations regarding the businesses classified as operations held for sale at December 31, 2000, is as follows:

                                                                       YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                1998            1999           2000
                                                             ------------   ------------    ------------
                                                                               (IN THOUSANDS)
Operating revenues.........................................    $ 26,531       $ 41,839        $ 40,321
Earnings (loss) before interest and taxes (EBIT) (a).......       2,475          1,210            (198)

----------
(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the operations held for sale are the same as those described in the summary of significant accounting policies (see Note 2). EBIT is defined as income (loss) from operations excluding asset impairments, interest and taxes.

         Management believes these facilities will be divested prior to December 31, 2001. As such, the Company has classified its operations held for sale as current. Information regarding the businesses classified as operations held for sale as of December 31, 2000 is as follows (in thousands):

Cash and cash equivalents............................................................  $    253
Receivables, net ....................................................................     5,501
Other current assets ................................................................       625
Property and equipment and other non-current assets, net.............................    17,366
Current maturities of long-term debt.................................................      (268)
Other current liabilities ...........................................................    (2,707)
Long-term debt, less current maturities .............................................       (21)
                                                                                       --------
Net operations held for sale.........................................................  $ 20,749
                                                                                       ========
Current assets:
      Operations held for sale.......................................................  $ 23,745
Current liabilities:
      Operations held for sale.......................................................    (2,996)
                                                                                       --------
              Net operations held for sale...........................................  $ 20,749
                                                                                       ========

                                U S LIQUIDS INC.

6.   PREPAID EXPENSES AND OTHER CURRENT ASSETS:

         Prepaid expenses and other current assets at December 31, 1999 and 2000, consist of the following:

                                                                                  1999            2000
                                                                                --------        --------
                                                                                     (IN THOUSANDS)
Prepaid insurance............................................................   $  2,189        $  1,031
Current portion of note receivable...........................................         46              46
Current deferred income tax asset............................................      3,841           7,318
Income taxes receivable .....................................................      4,001           3,562
Other........................................................................      2,576           2,984
                                                                                --------        --------
      Total..................................................................   $ 12,653        $ 14,941
                                                                                ========        ========


7.   PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment at December 31, 1999 and 2000, consist of the following:

                                                                DEPRECIABLE
                                                                LIFE (YEARS)        1999          2000
                                                                ------------      ---------     ---------
                                                                                      (IN THOUSANDS)
Land.........................................................        -            $  12,568     $  12,698
Landfarm and processing sites................................        25              17,062        15,824
Buildings and improvements...................................       5-39             43,328        42,695
Machinery and equipment .....................................       3-15             40,171        40,449
Vehicles.....................................................       3-5              12,828        12,148
Furniture and fixtures.......................................       3-5               5,069         5,727
Construction in progress.....................................        -                4,934         6,967
                                                                                  ---------     ---------
      Total..................................................                     $ 135,960     $ 136,508
Less-Accumulated depreciation................................                       (20,335)      (28,262)
                                                                                  ---------     ---------
      Net property, plant and equipment......................                     $ 115,625     $ 108,246
                                                                                  =========     =========


         At December 31, 2000, net property, plant and equipment totaling $8.9 million was reclassified to operations held for sale prior to the adjustment to fair value.

8.       INTANGIBLE ASSETS:

         Intangible assets at December 31, 1999 and 2000, consist of the following:

                                                                                1999            2000
                                                                              ---------      ---------
                                                                                  (IN THOUSANDS)
Goodwill...................................................................   $ 197,352      $ 169,762
Noncompete agreements......................................................       1,206            922
Permits....................................................................       1,483          2,688
                                                                              ---------      ---------
      Total................................................................   $ 200,041      $ 173,372
Less-Accumulated amortization..............................................      (7,008)       (10,563)
                                                                              ---------      ---------
      Net intangible assets................................................   $ 193,033      $ 162,809
                                                                              =========      =========

                                U S LIQUIDS INC.

         Goodwill represents the excess of cost over net assets of acquired businesses and is amortized on a straight-line basis over forty years. The remaining intangible assets are recorded at cost and are being amortized on a straight-line basis over one to seventeen years. Amortization expense of intangible assets for the years 1998, 1999 and 2000 was $2.0 million, $5.0 million and $5.7 million, respectively. At December 31, 2000, net goodwill totaling $27.9 million was reclassified to operations held for sale prior to the adjustment to fair value.

9.       ACCRUED LIABILITIES:

         Accrued liabilities at December 31, 1999 and 2000, consist of the following:



                                                                                                          1999             2000
                                                                                                      --------------   -------------
                                                                                                                (IN THOUSANDS)
    Accrued salaries.............................................................................          $ 3,608         $ 5,576
    Income and other taxes payable...............................................................              698             603
    Accrued professional fees and legal reserves.................................................            1,321           3,551
    Accrued acquisition costs....................................................................            2,972               -
    Accrued special charges......................................................................            9,505           3,858
    Accrued processing costs.....................................................................            1,404           3,840
    Accrued remediation and disposal reserves....................................................              474             520
    Accrued insurance............................................................................            1,989           2,473
    Current portion contract reserve (see Note 10 below).........................................            4,500               -
    Other........................................................................................              952           5,173
                                                                                                      --------------   -------------
       Total accrued liabilities.................................................................          $27,423         $25,594
                                                                                                      ==============   =============


10.      CONTRACT RESERVE:

         The contract reserve at December 31, 1999 and 2000, consists of the following:



                                                                                                       1999             2000
                                                                                                   --------------   --------------
                                                                                                             (IN THOUSANDS)
    Total reserve.............................................................................          $16,066           $    -
    Less -- Current portion...................................................................           (4,500)               -
                                                                                                   --------------   --------------
    Contract reserve..........................................................................          $11,566           $    -
                                                                                                   ==============   ==============


         The contract reserve represented the estimated deferred acquisition costs associated with the purchase of City Environmental, Inc. ("CEI") from Waste Management, Inc. ("WMI") in May 1998. In connection with the acquisition of the assets of CEI, the Company and WMI entered into a disposal agreement pursuant to which the Company agreed, for a period of 20 years, to deliver to certain landfills operated by WMI, all of the nonhazardous waste generated from the operations of CEI. During each of the first five years of this arrangement, the amount to be paid by the Company to WMI for the first 120,000 cubic yards of delivered waste was to be above market prices. During each of the remaining 15 years of this arrangement, the amount paid was to be at market prices. In addition, WMI agreed, for a period of 20 years, to deliver to the Company for processing and disposal all landfill leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by WMI. The processing fee paid by WMI for delivered landfill leachate and the market price portion of the landfill fee paid by the Company to WMI for delivered nonhazardous waste was to be adjusted to reflect any increase in the Consumer Price Index. The Company also agreed, for a period of 14 years commencing on May 2003, to pay to WMI a monthly royalty fee equal to 6% of the net revenues derived from the assets of CEI. The balance in the contract reserve account represented management's estimate of the excess future payments for landfill fees above market prices to be paid by the Company to WMI during the first five years of the landfill disposal agreement. On December 20, 1999, the Company notified WMI that the Company was exercising its right to terminate the disposal agreement under the "force majeure" provision, as a result of the temporary closure of the Detroit facility. Although WMI initially disputed the Company's right to terminate the disposal agreement, an agreement was reached on December 21, 2000 to settle the dispute and terminate the disposal agreement and related royalty agreement. The leachate agreement remains in effect. Under the terms of the settlement, over the next two years, the Company will pay to WMI $3.3 million. As such, on December 21, 2000, the settlement was accrued for $3.3 million and the entire balance of the contract reserve totaling $16.1 million was removed for a net special

                                U S LIQUIDS INC.

income effect of $12.8 million. At December 31, 2000, the remaining accrual under the settlement agreement was $2.8 million, of which $1.5 million is current and included in accrued liabilities and the remainder of $1.3 million is classified as other long-term liabilities.

11.      REVENUES:

         The components of domestic and foreign revenue are as follows:



                                                                                        YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                                1998              1999             2000
                                                                            -------------    ---------------   --------------
                                                                                               (IN THOUSANDS)
United States..........................................................        $ 121,460          $ 226,566        $ 237,985
Canada.................................................................                -              5,217            9,874
                                                                            -------------    ---------------   --------------
      Total............................................................        $ 121,460          $ 231,783        $ 247,859
                                                                            =============    ===============   ==============


         The sales and service revenue components are as follows:



                                                                                        YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                                1998              1999             2000
                                                                            -------------    ---------------   --------------
                                                                                               (IN THOUSANDS)
Collection, processing and disposal service revenues..................         $ 93,228          $ 196,579        $ 201,861
By-product sales......................................................           28,232             35,204           45,998
                                                                            -------------    ---------------   --------------
      Total...........................................................         $121,460          $ 231,783        $ 247,859
                                                                            =============    ===============   ==============


12.      INCOME TAXES:

         For financial reporting purposes, income (loss) from continuing operations before income taxes, reflecting domestic and international sources, is as follows:



                                                                                        YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                                1998              1999               2000
                                                                            -------------     --------------     ------------
                                                                                             (IN THOUSANDS)
United States.........................................................          $17,805             $  984       $ (26,078)
Canada................................................................                -                377            (249)
                                                                            -------------     --------------     ------------
      Income (loss) before provision (benefit) for income taxes.......          $17,805            $ 1,361       $ (26,327)
                                                                            =============     ==============     ============


         The components of the provision (benefit) for income taxes are as follows:



                                                                                        YEARS ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                                1998              1999              2000
                                                                            -------------    ---------------     ------------
                                                                                               (IN THOUSANDS)
Current-
   Federal............................................................          $ 4,272            $ 2,492         $ (3,488)
   State..............................................................              286                313              460
   Foreign............................................................                -                138             (125)
                                                                            -------------    ---------------     ------------
       Total..........................................................          $ 4,558            $ 2,943         $ (3,153)
                                                                            =============    ===============     ============

Deferred-
   Federal............................................................          $ 2,192            $  (296)        $  1,836
   State..............................................................              283                (44)             378
   Foreign............................................................                -                  -              (11)
                                                                            -------------    ---------------     ------------
       Total..........................................................          $ 2,475            $  (340)        $  2,203
                                                                            -------------    ---------------     ------------
           Provision (benefit) for income taxes.......................          $ 7,033            $ 2,603         $   (950)
                                                                            =============    ===============     ============


                                U S LIQUIDS INC.

         The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income (loss) before provision (benefit) for income taxes result from the following:

                                                                       YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------
                                                                   1998          1999         2000
                                                                 --------      --------     -------
                                                                           (IN THOUSANDS)
Tax at statutory rate........................................    $  6,232      $    476     $(9,214)
Add-
   State taxes, net of federal benefit.......................         370           175         545
   Differences in foreign tax rates..........................           -             6          17
   Nondeductible expenses....................................         150         1,372         757
   Increase in valuation allowance...........................           -           427       6,951
   Other.....................................................         281           147          (6)
                                                                 --------      --------     -------
       Total provision (benefit) for income taxes............    $  7,033      $  2,603     $  (950)
                                                                 ========      ========     =======


         The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

                                                                                       DECEMBER 31,
                                                                                  ----------------------
                                                                                    1999          2000
                                                                                  --------      --------
                                                                                      (IN THOUSANDS)
Deferred income tax assets-
   Reserves.................................................................      $    864      $  2,521
   Accrued expenses.........................................................         3,571         2,874
   Net operating losses.....................................................           693           970
   Tax credits..............................................................             -         2,008
   Loss on operations held for sale or closure..............................             -        11,555
   Other....................................................................            83             -
   Less: Valuation allowances...............................................          (657)       (7,748)
                                                                                  --------      --------
      Total deferred income tax assets......................................      $  4,554      $ 12,180
                                                                                  --------      --------
Deferred income tax liabilities-
   Property, plant and equipment............................................      $ (3,035)     $ (4,139)
   Intangible assets (principally deductible goodwill amortization).........        (3,006)      (10,454)
   Prepaid expenses.........................................................          (158)         (307)
   Other....................................................................          (887)         (725)
                                                                                  --------      --------
      Total deferred income tax liabilities.................................      $ (7,086)     $(15,625)
                                                                                  --------      --------
          Net deferred income tax liabilities...............................      $ (2,532)     $ (3,445)
                                                                                  ========      ========


         For purposes of the United States consolidated federal income tax return, the Company has net operating loss carryforwards of $909,000 and tax credit carryforwards of approximately $2,008,000 available to offset taxable income and tax of the Company in the future. In connection with certain acquisitions, ownership changes occurred resulting in various limitations on net operating loss carryforwards. The net operating loss carryforwards will begin to expire in 2008. The tax credit carryforwards will begin to expire in 2006. The Company also has state net operating loss carryforwards available to offset future state taxable income that may or may not be utilizable in future periods. The deferred income tax asset related to loss on operations held for sale or closure contains timing differences for property, plant and equipment and intangible assets, as well as estimated ordinary and capital tax losses.

         Valuation allowances have been established for uncertainties in realizing the benefits of tax attribute carryforwards. While the Company expects to realize the deferred income tax assets in excess of the valuation allowance, changes in estimates of future taxable income and tax laws may alter this expectation. During 2000, the valuation allowance increased approximately $7,091,000. Of this increase, $6,951,000 is due to the uncertainty of realization of the loss on operations held for sale or closure for financial statement purposes due to tax capital loss limitations. The remaining $140,000 increase relates to the uncertainty of realization of certain tax attributes of purchased operations which was recorded as an adjustment to goodwill.

                                U S LIQUIDS INC.

         For purposes of the Canadian federal income tax return, the Canadian subsidiary of the Company generated a net operating loss carryforward of approximately $574,000 in the 2000 tax year. The net operating loss carryforward of the Canadian subsidiary will begin to expire in 2008. The Company does not provide for U.S. income taxes on unremitted income of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings of its foreign operations. Unremitted earnings of foreign subsidiaries are approximately $128,000 at December 31, 2000. It is not practicable to determine the amount of U.S. income taxes that would be payable upon remittance of the assets that represent those earnings.

         Net deferred income tax assets and liabilities are comprised of the following:

                                                                                  DECEMBER 31,
                                                                           -------------------------
                                                                             1999             2000
                                                                           --------         --------
                                                                                (IN THOUSANDS)
Current deferred income tax assets (liabilities)-
   Gross assets..........................................................  $  3,999         $  8,191
   Gross liabilities.....................................................      (158)            (873)
                                                                           --------         --------
      Total, net.........................................................  $  3,841         $  7,318
Non-current deferred income tax assets (liabilities)-
   Gross assets..........................................................  $  1,084         $  3,989
   Gross liabilities.....................................................    (7,457)         (14,752)
                                                                           --------         --------
      Total, net.........................................................  $ (6,373)        $(10,763)
                                                                           --------         --------
      Net deferred income tax liabilities................................  $ (2,532)        $ (3,445)
                                                                           ========         ========

13.  EARNINGS PER SHARE:

         Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings per share is illustrated below:

                                                                         YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                1998             1999               2000
                                                             -----------      -----------       -----------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
Numerator:
    For basic and diluted earnings per share-
    Income (loss) available to common stockholders           $    10,772      $    (1,242)      $   (25,377)
                                                             ===========      ===========       ===========

Denominator:
    For basic earnings per share-
    Weighted-average shares                                   10,316,739       15,323,910        15,797,505

Effect of Dilutive Securities:
    Weighted-average stock options and warrants                1,320,467                -                 -
                                                             -----------      -----------       -----------

Denominator:
    For diluted earnings per share-
    Weighted-average shares and assumed conversions           11,637,206       15,323,910        15,797,505
                                                             ===========      ===========       ===========


         For the year ended December 31, 1998, the Company had 625,000 employee stock options which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented. For the years ended December 31, 1999 and December 31, 2000, the Company had a loss which precluded calculating the potentially dilutive effect of 1,201,000 and 516,000 stock options and warrants, respectively, because to do so would reduce the loss per share.

                                U S LIQUIDS INC.

14.      LONG-TERM OBLIGATIONS:

         The Company's long-term obligations at December 31, 1999 and 2000, consist of the following:

                                                                                                      1999              2000
                                                                                                   ------------     -------------
                                                                                                          (In Thousands)
Revolving credit facility....................................................................         $ 93,000         $ 104,000
Equipment credit facility....................................................................            2,516             2,041
Notes payable to individuals, interest at 8.5%, maturing January 2008, unsecured.............            1,087             1,078
Notes payable to employees and individuals (former shareholders of acquired companies), interest ranging from non-interest bearing (accreting at 5.91%) to 5.9%, maturing
   March 2000 to July 2006, unsecured........................................................            5,459             2,910
Notes payable to corporations, interest ranging from 8.4% to 8.6% maturing November 2000 to
   May 2001, unsecured.......................................................................              101                13
Obligations under capital leases, monthly payments ranging from $117 to $23,892, interest ranging from 5.1% to 17.1%, expiring through 2005, secured by equipment
   and vehicles..............................................................................            1,276             1,067
Insurance premium notes, interest at 8%, maturing August 2001, unsecured.....................            1,387               700
                                                                                                   ------------     -------------
      Total debt.............................................................................        $ 104,826         $ 111,809
Less - Current maturities of total long-term obligations.....................................           (5,327)          (22,993)
Less - Debt associated with operations held for sale.........................................                -              (290)
                                                                                                   ------------     -------------
      Total long-term obligations............................................................         $ 99,499          $ 88,526
                                                                                                   ============     =============

         The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements. The Company's fourth quarter results caused it to be out of compliance with certain financial covenants of the credit facility. Effective March 19, 2001, the terms of the revolving credit facility were amended to, among other things, reduce the amount of the credit facility from $150 million to $120 million, limit the total amount of debt outstanding under the credit facility to $115 million except with the approval of the banks, and waive the Company's non-compliance with all such covenants for all periods ended on or prior to December 31, 2000. The credit facility matures on February 1, 2002. As of February 2001, the Company has reflected the outstanding debt balance under the facility as a current liability. Prior to the expiration of the revolving credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.

         Amounts outstanding under the facility are secured by a lien on substantially all of the assets of the Company. Availability under the credit facility is tied to the Company's cash flows and liquidity. The credit agreement contains affirmative, negative and subjective covenants, requires the Company to comply with certain financial covenants, obtain the lenders' consent before making any acquisitions, and prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure of either Michael P. Lawlor or Earl J. Blackwell without a suitable replacement. Interest on the outstanding balance is due quarterly. Advances bear interest, at the Company's option, at the prime rate or LIBOR, in each case, plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. As of December 31, 2000, amounts outstanding under the credit facility were accruing interest at approximately 10.2% per year. The Company has agreed to pay a commitment fee varying from 0.35% to 0.55% on the unused portion of the facility. As of December 31, 2000, the unused portion of the facility was $46 million of which $21 million was available, including $745,000 in letters of credit outstanding. After giving effect to the reduction of the amount of the facility in March 2001, the unused portion of the facility was $16 million of which $11 million was available, including $745,000 in letters of credit outstanding.

         As a result of the March 2001 amendment, the amount of the credit facility will be reduced by $5 million on each of July 31, 2001 and December 31, 2001. In addition, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of the Company's lawsuit against National Steel Corporation. Reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001. After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will

                                U S LIQUIDS INC.

be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement with National Steel Corporation. As the operations held for sale are classified as current, per the amended credit agreement, the cash proceeds expected to be received from the sale of assets are classified as current maturities of long-term obligations. The terms of the March 2001 amendment to the credit facility also reduce the amount of secured debt that the Company may owe to third parties from $20 million to $5 million, limit the amount of capital expenditures that the Company can make in any fiscal year, and increase the interest rates payable under the credit facility. Concurrent with the reduction of the credit facility in March 2001, the Company estimates that it will write-off $140,000 of deferred financing costs.

         During 1999, the Company had a $10 million credit facility with Bank Boston, N.A. under which it was able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.2%.

         Principal payments of long-term debt and capital lease obligations in excess of one year as of December 31, 2000, are as follows:

                                                                                      LONG-TERM           CAPITAL
                                                                                        DEBT              LEASES
                                                                                     ------------       ------------
                                                                                              (IN THOUSANDS)
YEARS ENDING DECEMBER 31,
        2001.................................................................            $ 22,111           $ 1,328
        2002.................................................................              83,748               913
        2003.................................................................                 495               800
        2004.................................................................                 492               556
        2005.................................................................                 430                 6
        Thereafter...........................................................               1,425                 -
                                                                                     -------------      ------------
                                                                                        $ 108,701           $ 3,603
        Less - Amount representing interest..................................                   -             (495)
                                                                                     -------------      ------------
             Total...........................................................           $ 108,701           $ 3,108
                                                                                     =============      ============

15.      STOCK PLANS:

STOCK OPTIONS AND WARRANTS

         On November 20, 1996, the Company established a stock option plan which provides, as amended, for a maximum authorized number of shares equal to 15% of all outstanding common stock at the end of each year, not to exceed a total of 3,000,000 shares. At December 31, 2000, 594,838 options were available to be granted under the plan. Options vest equally in three annual installments, commencing on the first anniversary of the date upon which the options were granted, and expire after being outstanding for a period of 10 years. During June 1997, the Company established a directors' stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter. The directors' stock options vest on the date of grant and expire after 10 years. All options for employees and directors have an exercise price based on fair market value at the date of grant.

         The Company issued 1,000,000 stock warrants in 1996 in connection with its Campbell Wells acquisition. The remaining warrants were issued in 1997 and 1998 for the Company's initial public offering, consulting services for acquisitions and as compensation for corporate consulting. Warrants issued in connection with acquisitions or common stock offerings were capitalized based on the fair market value of the warrants on the date of grant. Stock warrants and options issued as compensation for corporate consulting activities were expensed as incurred.

                                U S LIQUIDS INC.

         The following table summarizes activity under the Company's stock option plans and warrants granted:

                                                               1998                     1999                     2000
                                                       ----------------------   ---------------------   ----------------------
                                                        OPTIONS     WARRANTS     OPTIONS     WARRANTS    OPTIONS     WARRANTS
                                                       ---------    ---------   ---------   ---------   ---------    ---------
Options and warrants outstanding, beginning of year      775,125    1,215,000   1,489,792   1,235,000   1,378,182    1,076,250

    Granted (per share)
            1998 ($.02-$21.875)                          888,500       20,000

            1999 ($6.688-$22.50)                                                  845,722           -

            2000 ($2.25-$8.625)                                                                           532,500            -

    Exercised (per share)
            1998 ($.02-$14.125)                         (110,583)           -

            1999 ($.02-$11.40)                                                    (76,000)    (85,184)

            2000 ($.02)                                                                                    (2,500)           -

    Forfeitures (per share)
            1998 ($.02-$14.125)                          (63,250)           -

            1999 ($.02-$21.875)                                                  (881,332)    (73,566)

            2000 ($6.68-$21.875)                                                                         (281,223)           -
                                                       ---------    ---------   ---------   ---------   ---------    ---------
Options and warrants outstanding, end of year          1,489,792    1,235,000   1,378,182   1,076,250   1,626,959    1,076,250
                                                      ==========    =========   =========   =========   =========    =========

         The following table summarizes information about stock options outstanding at December 31, 2000:

                  OPTIONS OUTSTANDING                                             OPTIONS EXERCISABLE
---------------------------------------------------------------------        ------------------------------
                                        WTD. AVG.
                          NUMBER        REMAINING                              NUMBER             WTD. AVG.
      RANGE OF         OUTSTANDING     CONTRACTUAL        WTD. AVG.          EXERCISABLE          EXERCISE
  EXERCISE PRICES      AT 12/31/00     LIFE (YEARS)    EXERCISE PRICE        AT 12/31/00            PRICE
  ---------------      -----------     -----------     --------------        -----------         ----------
    $        .02          183,125             6.8         $     .02            183,125            $    .02
      2.25-15.38          916,333             8.4              6.94            403,169                9.52
     16.00-22.50          527,501             8.0             20.33            292,687               20.40
  ---------------      -----------     -----------     --------------        -----------         ----------
    $  .02-22.50        1,626,959             8.1         $   10.50            878,981            $  11.16
  ===============      ===========     ===========     ==============        ===========         ==========

                                U S LIQUIDS INC.

EMPLOYEE STOCK PURCHASE PLAN

         In December 1999, the Company implemented an Employee Stock Purchase Plan ("ESPP") which allows employees to purchase shares from the Company's authorized but unissued shares of common stock, shares of common stock reacquired by the Company or any combination thereof.

         The Company's ESPP provides for maximum purchases of 500,000 shares in aggregate. Full-time employees are eligible to purchase shares during six month purchase periods with payroll deductions ranging from 1% to 10% of compensation. No participant will be granted an option under the ESPP (i) if, immediately after the grant, the participant would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or (ii) which permits the participant's rights to purchase stock under all employee stock purchase plans of the Company to accrue at a rate which exceeds $25,000 of fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time. The purchase price per share is 85% of the lower of the market price on the first or last business day of the purchase period.

SFAS 123 DISCLOSURES

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. APB No. 25 also provides for no compensation to be recognized for ESPP's where the discount does not exceed 15%. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company's net income (loss) and net income
(loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

                                                                            1998              1999             2000
                                                                         ------------     ------------     ------------
           Net income (loss),                          As reported         $ 10,772         $ (1,242)       $ (25,377)
                                                       Pro forma              9,007           (6,987)         (25,862)

           Basic earnings (loss) per share,            As reported         $   1.04         $   (.08)       $   (1.61)
                                                       Pro forma               0.87             (.46)           (1.64)

           Diluted earnings (loss) per share,          As reported         $   0.93         $   (.08)       $   (1.61)
                                                       Pro forma               0.77             (.46)           (1.64)

         The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to 1995 and additional awards in future years are anticipated.

         The fair value of each employee stock option granted and purchase rights exercised under the ESPP were estimated using the Black-Scholes pricing model with the following assumptions:

                                                                      1998             1999            2000
                                                                  -------------   -------------    -------------
   Expected stock price volatility..............................  34.91%-41.19%   49.16%-86.03%    70.00%-80.71%
   Risk-free interest rate......................................    5.14%-5.99%     5.20%-6.61%      5.05%-7.08%
   Expected life of options.....................................       10 years        10 years      .5-10 years
   Expected dividend/yield......................................              -               -                -

         During 2000, 532,500 options were granted to employees which had a weighted average fair value of $4.13 per option and a weighted average exercise price of $4.92 per option.

                                U S LIQUIDS INC.

16.  STOCK REPURCHASES:

         During September 1999, the Company repurchased and immediately cancelled 386,114 shares of its common stock for an aggregate purchase price of $3,000,000. During 2000, the Company repurchased and subsequently reissued 61,800 shares of common stock to employees pursuant the Company's ESPP. See Note 15.

17.  EMPLOYEE BENEFITS:

         The Company sponsors a 401(k) retirement plan established in 1998 under which all employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits. The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution. The Company recorded $303,000, $716,000 and $997,000 in compensation expense related to this plan for the years ended December 31, 1998, 1999 and 2000, respectively.

18.  RELATED PARTY TRANSACTIONS:

         On December 31, 1998, the Company sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of the Company's grease processing facilities. These by-products had previously been sold by the Company primarily to producers of livestock feed and chemicals located in Mexico. The purchase price for these assets was approximately $1.7 million, of which approximately $1.1 million was paid to the Company in March 1999. The remainder of the purchase price is a note receivable payable in monthly installments continuing through February 1, 2004, and is included in other assets. As of December 31, 2000, the uncollected balance of approximately $550,000 was fully reserved for as the balance was deemed uncollectible. However, the Company is pursuing legal action to fully recover the outstanding balance and in January 2001 notified the former director that it was immediately terminating a supply agreement under which the Company had agreed to sell to the former director's company at market value all fats, oils and feed proteins that the Company recovers from certain waste streams and that conform to certain specifications.

         On May 15, 1999, the Company acquired the common stock of Royal Recycling Ltd., a Canadian corporation. In connection with the acquisition, the Company issued notes payable to the former shareholder of Royal who subsequently became an employee of the Company. The notes payable were issued to cover additional payments of the purchase price and to extinguish the "earn-out" provisions of the purchase agreement. The total amount payable at December 31, 1999 was $1,914,517, with $864,155 paid in January 2000. The remaining balance was paid in July 2000.

         On July 29, 1999, the Company acquired substantially all of the assets of EMAX, Inc. In connection with the acquisition the Company agreed to pay a portion of the purchase price over seven years plus interest at 5.9% per annum to the shareholders of EMAX, Inc. One of the shareholders was an employee of the Company at December 31, 2000. The balance outstanding at December 31, 2000 was $2.6 million, of which $1.3 million was owed to the USL employee.

         On September 21, 2000, the Company acquired certain assets of Safari Environmental Management Services LLC ("Safari"). In connection with the acquisition, the Company issued notes payable to the three former owners of Safari. The total amount payable at December 31, 2000 is $206,725 and is due in four equal annual installments beginning on the first anniversary date of the sale.

         On December 2, 2000, an earn-out agreement was reached between the Company and a former owner of Reclamation Technology Management, Inc., a subsidiary acquired in April 1998. Per this settlement agreement, the Company agreed to pay to the former owner $150,000 due in quarterly installments beginning in March 2001.

19.  COMMITMENTS AND CONTINGENCIES:

CLOSURE BONDS AND LETTERS OF CREDIT

         At December 31, 2000, bonds and letters of credit for the ultimate closure of facilities totaling $5.0 million were posted with the states of Arizona, Texas, Illinois, California and Florida and with the District of Columbia.

                                U S LIQUIDS INC.

INSURANCE

         The Company maintains various types of insurance coverage for its business including, without limitation, commercial general liability and commercial auto liability, workers' compensation and employer liability, pollution legal liability and a general umbrella policy. In addition, the Company is partially self-insured for employee group health claims. The Company has not incurred significant claims or losses in excess of its insurance limits during the periods presented in the accompanying consolidated financial statements.

NONCOMPETE AND OILFIELD WASTE DISPOSAL AGREEMENTS

         In connection with the Campbell Wells acquisition, the Company acquired a long-term disposal agreement with Newpark Resources, Inc. ("Newpark") for the processing and disposal of oilfield waste generated offshore in the Gulf Coast region. This disposal agreement obligated Newpark to deliver to the Company specified amounts of oilfield waste for treatment and disposal at certain of the Louisiana landfarms. However, during 1998, a dispute arose between the Company and Newpark concerning Newpark's obligations under the disposal agreement. In September 1998, the Company terminated the long-term disposal agreement and entered into a new agreement with Newpark covering the remaining 33-month period. Under the terms of this new disposal agreement, during the twelve-month periods ending June 30, 1999, 2000 and 2001, the Company agreed to process and dispose of up to 375,000, 500,000 and 500,000 barrels of oilfield waste, respectively. In return, Newpark agreed to pay the Company a disposal fee of not less than $30.0 million. Newpark paid the Company $6.0 million of the disposal fee in 1998, $11.0 million in 1999 and $9.2 million in 2000. Due to prior collection uncertainties, the Company has in the past, and intends in the future, to account for these payments as revenues as they are collected. The remainder of the disposal fee is required to be paid to the Company in monthly installments continuing through June 2001. The contract is cancelable at the Company's option upon Newpark's failure to make timely payments. In December 2000, Newpark exercised an option to extend the term of the disposal agreement. Pursuant to the terms of this option, during the twelve-month period ending June 30, 2002, Newpark may deliver to the Company for processing and disposal up to 1,000,000 barrels of oilfield waste. In return, Newpark will pay the Company a fee of not less than $8.0 million. With the Company's consent, Newpark may deliver additional amounts of oilfield waste to the Company for processing and disposal at a specified price per barrel. Subject to certain conditions, Newpark may extend the term of the disposal agreement for an additional year at a cost of approximately $8.0 million.

         Provided that Newpark continues to fulfill its obligations under the disposal agreement, the Company is prohibited, until June 30, 2002, from (i) accepting from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, and (ii) engaging in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama, and the Gulf of Mexico. The term of these prohibitions will be extended until June 30, 2003 if Newpark exercises its final option to extend the term of the disposal agreement for an additional year.

LEASES

         The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 23 years. Rent expense was approximately $4.2 million, $8.5 million and $8.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. The following table presents future minimum rental payments under noncancelable operating leases with terms in excess of one year:

                                                                                     OPERATING LEASES
                                                                                     ----------------
                                                                                      (IN THOUSANDS)
          YEAR ENDING DECEMBER 31,
                 2001............................................................          $  3,758
                 2002............................................................             2,966
                 2003............................................................             2,106
                 2004............................................................             1,593
                 2005............................................................             1,494
                 Thereafter......................................................            10,710
                                                                                        -------------
                        Total....................................................          $ 22,627
                                                                                        =============

                                U S LIQUIDS INC.

REGULATORY PROCEEDINGS

         In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the EPA and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before the Company acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999. It is the Company's understanding that the investigation is continuing, but as of the date of this report, no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in the Company's consolidated financial statements at December 31, 2000. See Note 3. However, due to the current status of the investigation, the Company is unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, the Company cannot project the ultimate outcome of the investigation or its potential impact. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on results of operations, financial condition and liquidity.

         After the completion of the on-site investigation of the Detroit facility, the Company began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, the Company discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against the Company for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, the Company agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that were inadvertently delivered to its landfill. Based upon the information available, the Company has continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of December 31, 2000, the balance of this reserve was $1.3 million.

         Shortly after the discovery of the PCB contamination, the Company determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that the materials were not properly identified as required by law when delivered to the Detroit facility. The Company has filed suit against National Steel seeking to recover the costs incurred and losses suffered by the facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs, including any amounts ultimately determined to be owed by the Company to Waste Management.

         In addition to filing suit against National Steel, the Company also submitted claims under its pollution liability insurance policy and its property damage/business interruption insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. The Company's claim under the pollution liability policy has been denied and it does not intend to pursue this claim further. The Company is currently awaiting a response from the insurance company on its claim under the property damage/business interruption policy.

         During the fourth quarter of 1999, the EPA notified the Company that it had determined that the Detroit facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA"). This notification further advised that, in order for the facility to regain its eligibility to receive such CERCLA waste, the facility must demonstrate that it can again safely handle such waste. In accordance with the terms of the notice, the Company has asked the EPA to reconsider its determination and it is currently awaiting a response to this request. Although the Company believes that the EPA will ultimately determine that the facility, as re-opened, can safely handle CERCLA waste, there can

                                U S LIQUIDS INC.

be no assurances thereof. The facility's failure to regain its eligibility to receive CERCLA waste would not have a material adverse impact upon the operations of the facility.

         In June 1999, the Company was notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by the Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, the Company entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, the Company agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, the Company agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the Company's facility. These charges, which total $1.2 million, remain accrued as of December 31, 2000. This settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use SEPs as part of its enforcement proceedings. The Company anticipates that the settlement agreement will become final during 2001.

         In the fourth quarter of 1999, the EPA notified the Company of certain alleged violations of RCRA by its Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although the Company disputes the EPA's allegations, it is attempting to negotiate a resolution with the EPA which may include a civil assessment, modifications to the waste screening and waste processing procedures and/or additional capital expenditures at the facility. The Company believes that the ultimate outcome of this proceeding will not have a material adverse effect on its business, results of operations or financial condition.

         The EPA also notified the Company in 1999 that it believed that approximately 3.0 million gallons of liquid waste received by the Re-Claim Louisiana facility and stored off-site may contain hazardous constituents and, therefore, the waste could not be processed by the Company's facility. Although the Company believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, the Company has delivered a portion of the waste to a third party for disposal and is discussing with the EPA whether the remaining waste may be processed by the facility. During 1999, the Company established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. Additional adjustments were made in 2000, and as of December 31, 2000, approximately $1.2 million of this reserve remains accrued.

         During October and November of 1999, the California Department of Toxic Substances Control (the "DTSC") inspected the Company's processing facility in East Palo Alto, California, and its transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although the Company disputes the alleged violations, the Company is attempting to negotiate a resolution with the DTSC. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, results of operations, or financial condition.

         Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. Romic is nearing completion of a corrective measures study for submission to the EPA. The EPA will review this study and approve a plan for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the

                                U S LIQUIDS INC.

sites. Romic's share under these consent orders and/or agreements is as follows:
Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of December 31, 2000, the balance of this reserve was $4.0 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

         In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a company that was acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site. As of December 31, 2000, the balance of this reserve was $150,000. The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

         The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Company's Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When the Company's customers return distilled spirits, wine or beer from commerce to one of its facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at the Louisville, Kentucky facility. At the conclusion of the inspection of the Louisville facility, the ATF preliminarily notified the Company that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in the Company's documentation. During the third quarter of 2000, the ATF began an inspection at the Company's Parallel Products facility in Rancho Cucamonga, California. It is the Company's understanding that this investigation has been completed, but as of the date of this report no announcement regarding the investigation has been made by the ATF. The Company has worked closely with the ATF throughout this inspection process and has implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. The Company is also engaging in discussions with the ATF concerning the potential denied claims and believes that a satisfactory resolution can be reached. During 2000, the Company established a reserve for any amounts that would be required to be paid to its customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of December 31, 2000, the total of this reserve was $1.1 million.

LITIGATION

         During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in its March 1999 public offering and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company's Detroit facility and the Company's financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. During 2000, the Company filed a motion to dismiss the plaintiffs' consolidated complaint. In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs

                                U S LIQUIDS INC.

under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint. The deadline for filing an amended complaint has passed and the plaintiffs recently advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal. Accordingly, it is the Company's understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

         In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss.

         On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership ("Parallel"). In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. The Company has denied that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement.

         On August 30, 2000, the former owners of Randee Corporation, a corporation that the Company acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, allege that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The remedies sought by the plaintiffs include rescission of the acquisition, unspecified compensatory and punitive damages, and interest. The Company has denied the allegations made by the plaintiffs and intends to vigorously defend itself in this action.

         The Company's American Wastewater facility in Houston, Texas is the larger of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. In recent months, a potential competitor has been attempting to obtain a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and its subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) the Company's employees have made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) the Company's facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. The Company believes that the claims asserted by the plaintiffs are without merit and intends to vigorously defend itself in this action.

         In April 1998, the Company acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock. As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common

                                 U S LIQUIDS INC.

stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares. On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock. The plaintiffs have also alleged, among other things, that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices - Consumer Protection Act, punitive damages, interest, attorneys' fees and costs. The Company denies that it has any liability to the plaintiffs and intends to vigorously defend against these claims.

         The Company's business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, the Company has become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens' groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or are seeking to operate, or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations. The Company believes that these matters will not have a material adverse effect on its business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

         It is not possible at this time to predict the impact that the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on the Company's consolidated financial position or results of operations in one or more future periods. The Company intends to defend itself vigorously in all the above matters.

         The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

20.  SEGMENT INFORMATION:

         Prior to June 30, 1999, the Company's subsidiaries were organized into two divisions - the Wastewater Division and the Oilfield Waste Division. However, as a result of the acquisition of Romic Environmental Technologies Corporation in January 1999, effective as of July 1, 1999, the Company created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, U. S. Liquids of Detroit, Inc., U. S. Liquids of Florida, Inc. and Waste Research and Recovery, Inc. As a result of this change in management and reporting structure, previously reported segment information was restated in 1999 to reflect the current composition of each Division in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

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

                                U S LIQUIDS INC.

         The following is a summary of key business segment information:



                                                                        1998                   1999                    2000
                                                                  -----------------      -----------------      -----------------
                                                                                          (IN THOUSANDS)
Revenues-
   Oilfield Waste...........................................              $ 17,402               $ 18,542               $ 21,721
   Commercial Wastewater....................................                85,161                152,340                169,030
   Industrial Wastewater....................................                18,897                 60,901                 57,108
                                                                  -----------------      -----------------      -----------------
       Total................................................              $121,460               $231,783               $247,859
                                                                  =================      =================      =================
Income (loss) from operations-
   Oilfield Waste...........................................              $  8,062               $  9,298               $  9,081
   Commercial Wastewater....................................                 7,040                 (1,814)               (36,691)
   Industrial Wastewater....................................                 6,258                    551                 11,562
                                                                  -----------------      -----------------      -----------------
       Total................................................              $ 21,360               $  8,035               $(16,048)
                                                                  =================      =================      =================
Identifiable assets-
   Oilfield Waste...........................................              $ 33,513               $ 36,163               $ 36,948
   Commercial Wastewater....................................               150,550                212,158                187,759
   Industrial Wastewater....................................                61,152                110,709                115,505
   Corporate................................................                 6,950                 10,053                 11,965
                                                                  -----------------      -----------------      -----------------
       Total................................................              $252,165               $369,083               $352,177
                                                                  =================      =================      =================
Depreciation and amortization expense-
   Oilfield Waste...........................................              $  2,384               $  2,689               $  2,335
   Commercial Wastewater....................................                 4,258                  9,421                 11,558
   Industrial Wastewater....................................                 1,238                  3,940                  4,544
   Corporate................................................                   266                    545                    797
                                                                  -----------------      -----------------      -----------------
       Total................................................              $  8,146               $ 16,595               $ 19,234
                                                                  =================      =================      =================
Capital expenditures-
   Oilfield Waste...........................................              $  1,192               $    305               $  2,109
   Commercial Wastewater....................................                11,374                 12,802                 11,866
   Industrial Wastewater....................................                   434                  2,523                  3,921
   Corporate................................................                 1,347                  1,593                  1,296
                                                                  -----------------      -----------------      -----------------
       Total................................................              $ 14,347               $ 17,223               $ 19,192
                                                                  =================      =================      =================
Interest (income) expense, net-
   Oilfield Waste...........................................              $     (8)              $      8               $      5
   Commercial Wastewater....................................                   138                     35                     (8)
   Industrial Wastewater....................................                     1                    129                    140
   Corporate................................................                 3,386                  6,631                 10,561
                                                                  -----------------      -----------------      -----------------
       Total................................................              $  3,517               $  6,803               $ 10,698
                                                                  =================      =================      =================


                                U S LIQUIDS INC.

21.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

         Quarterly financial information for the years ended December 31, 1999 and 2000 are summarized as follows (in thousands, except per share data):



                                                                                 YEAR ENDED DECEMBER 31, 1999
                                                             ----------------------------------------------------------------------
                                                                 FIRST              SECOND             THIRD            FOURTH
                                                                QUARTER            QUARTER            QUARTER           QUARTER
                                                             ---------------    ---------------   ----------------   --------------
Revenues................................................         $ 55,302           $ 58,695          $ 59,002         $ 58,784
Operating income (loss).................................         $  8,662           $  9,744          $ (5,258)        $ (5,113)
Net income (loss).......................................         $  4,180           $  4,922          $ (4,835)        $ (5,509)
Earnings (loss) per share:
     Basic..............................................         $   0.31           $   0.31          $  (0.30)        $  (0.35)
     Diluted............................................         $   0.28           $   0.29          $  (0.30)        $  (0.35)




                                                                                 YEAR ENDED DECEMBER 31, 2000
                                                             ----------------------------------------------------------------------
                                                                 FIRST               SECOND             THIRD            FOURTH
                                                                QUARTER             QUARTER            QUARTER           QUARTER
                                                             ---------------    ---------------   ----------------   --------------
Revenues...............................................          $ 58,178           $ 64,473          $ 63,022         $ 62,186
Operating income (loss)................................          $  2,643           $  4,379          $  4,124         $(27,194)
Net income (loss)......................................          $    105           $    904          $    789         $(27,175)
Earnings (loss) per share:
     Basic.............................................          $   0.01           $   0.06          $   0.05         $  (1.72)
     Diluted...........................................          $   0.01           $   0.06          $   0.05         $  (1.72)


         The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period's computation is based on the weighted average number of shares outstanding during the period.