Form 10-Q
period 2001-03-31
U S LIQUIDS INC
filed 2001-05-14
CIK 1041095

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO _____

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

           411 N. SAM HOUSTON PARKWAY EAST, SUITE 400, HOUSTON, TX 77060-3545
                               281-272-4500
     (ADDRESS AND TELEPHONE NUMBER OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)


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

                          Common Stock, $.01 par value
                      15,956,876 shares as of May 11, 2001

                                U S LIQUIDS INC.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

                                                                                                                 Page
PART I - FINANCIAL INFORMATION......................................................................................1

         ITEM 1.   Financial Statements.............................................................................1
         - Condensed Consolidated Balance Sheets as of
           December 31, 2000 and March 31, 2001 (unaudited) ........................................................1
         - Condensed Consolidated Statements of Income for the
           three month periods ended March 31, 2000 and 2001 (unaudited) ...........................................2
         - Condensed Consolidated Statements of Cash Flows for the
           three month periods ended March 31, 2000 and 2001 (unaudited) ...........................................3
         - Notes to Condensed Consolidated Financial Statements ....................................................4

         ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

         ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......................................19


PART II - OTHER INFORMATION........................................................................................20

         ITEM 1.   Legal Proceedings...............................................................................20

         ITEM 2.   Changes in Securities and Use of Proceeds.......................................................24

         ITEM 3.   Defaults upon Senior Securities.................................................................24

         ITEM 4.   Submission of Matters to a Vote of Security Holders.............................................24

         ITEM 5.   Other Information...............................................................................24

         ITEM 6.   Exhibits and Reports on Form 8-K................................................................25


Signatures.........................................................................................................26

PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                        ASSETS                                DECEMBER 31,    MARCH 31,
                                                                                 2000           2001
                                                                              -----------    -----------
                                                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents............................................    $     2,176    $     5,901
     Accounts receivable, less allowances of $1,070 and
     $1,272 (unaudited), respectively.....................................         37,139         33,591
     Inventories..........................................................          2,254          2,277
     Prepaid expenses and other current assets............................         14,941         15,615
     Operations held for sale  ...........................................         23,745         23,751
                                                                              -----------    -----------
              Total current assets........................................    $    80,255    $    81,135

PROPERTY, PLANT AND EQUIPMENT, net........................................        108,246        106,383
INTANGIBLE ASSETS, net....................................................        162,809        160,965
OTHER ASSETS, net.........................................................            867          1,465
                                                                              -----------    -----------
              Total assets................................................    $   352,177    $   349,948
                                                                              ===========    ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current maturities of long-term obligations..........................    $    22,993    $   105,874
     Accounts payable.....................................................         17,579         17,673
     Accrued expenses and other current liabilities ......................         25,594         24,030
     Operations held for sale ............................................          2,996          2,770
                                                                              -----------    -----------
              Total current liabilities...................................    $    69,162    $   150,347

LONG-TERM OBLIGATIONS, net of current maturities..........................         88,526          5,093
PROCESSING RESERVE, net of current .......................................          5,445          5,274
CLOSURE AND REMEDIATION RESERVES, net of current..........................         10,834         10,642
OTHER LONG-TERM LIABILITIES...............................................          2,577          2,011
DEFERRED INCOME TAXES.....................................................         10,763         11,113
                                                                              -----------    -----------
              Total liabilities...........................................    $   187,307    $   184,480
                                                                              -----------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 5,000,000 shares authorized,
        none issued or outstanding........................................    $         -    $         -
     Common stock, $.01 par value, 30,000,000 shares authorized,
        15,818,729 and 15,956,876 (unaudited) shares
        issued and outstanding, respectively..............................            158            160
     Additional paid-in capital ..........................................        176,939        177,108
     Retained deficit ....................................................        (12,204)       (11,775)
     Accumulated other comprehensive loss - foreign currency
        translation adjustment............................................            (23)           (25)
                                                                              -----------    -----------
     Total stockholders' equity...........................................    $   164,870    $   165,468
                                                                              -----------    -----------
              Total liabilities and stockholders' equity..................    $   352,177    $   349,948
                                                                              ===========    ===========

                    The accompanying notes are an integral part of these
                       condensed consolidated financial statements.

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      ------------------------------
                                                                        2000                   2001
                                                                      -------                -------
REVENUES  .......................................................     $58,178                $58,050
OPERATING EXPENSES  .............................................      43,667                 44,274
DEPRECIATION AND AMORTIZATION ...................................       4,670                  4,289
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ....................       7,198                  5,962
                                                                      -------                -------
INCOME FROM OPERATIONS  .........................................     $ 2,643                $ 3,525
INTEREST EXPENSE, net ...........................................       2,339                  2,825
OTHER (INCOME) EXPENSE, net .....................................         121                    (78)
                                                                      -------                -------
INCOME BEFORE PROVISION FOR INCOME TAXES ........................     $   183                $   778
PROVISION FOR INCOME TAXES ......................................          78                    350
                                                                      -------                -------
NET INCOME  .....................................................     $   105                $   428
                                                                      =======                =======
BASIC EARNINGS PER COMMON SHARE .................................     $  0.01                $  0.03
                                                                      =======                =======
DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT
SHARE ...........................................................     $  0.01                $  0.03
                                                                      =======                =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ......................      15,785                 15,944
                                                                      =======                =======
WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
SHARES OUTSTANDING  .............................................      16,543                 15,947
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

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                       --------------------------
                                                                                         2000              2001
                                                                                       --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .........................................................................   $    105          $    428
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization.....................................................      4,670             4,289
  Net (gain) loss on sale of property, plant, and equipment.........................        188               (15)
  Deferred income tax provision.....................................................         --               350
  Changes in operating assets and liabilities, net of amounts acquired:
    Accounts receivable, net........................................................       (394)            3,448
    Inventories.....................................................................        (89)              (23)
    Prepaid expenses and other current assets.......................................       (352)             (487)
    Intangible assets...............................................................       (106)             (242)
    Other assets....................................................................         (2)              138
    Accounts payable, accrued liabilities and other long-term liabilities ..........       (472)           (2,059)
    Closure, remediation and processing reserves....................................       (326)             (363)
    Operations held for sale, net...................................................         --              (397)
                                                                                       --------          --------
         Net cash provided by operating activities..................................   $  3,222          $  5,067
                                                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment........................................   $ (3,801)         $ (1,381)
  Proceeds from sale of property, plant and equipment...............................        160               553
  Cash paid for acquisitions, net of subsequent purchase adjustments................       (489)              (64)
                                                                                       --------          --------
         Net cash used in investing activities......................................   $ (4,130)         $   (892)
                                                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term obligations...................................   $  7,000          $     --
  Principal payments on long-term obligations.......................................     (5,139)             (618)
  Proceeds from exercise of stock options and employee stock purchase plan..........         --               170
                                                                                       --------          --------
         Net cash provided by (used in) financing activities........................   $  1,861          $   (448)
                                                                                       --------          --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH
AND CASH EQUIVALENTS ...............................................................   $     12          $     (2)

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................   $    965          $  3,725
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................      3,398             2,176
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..........................................   $  4,363          $  5,901
                                                                                       ========          ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest............................................................   $  2,514          $  1,836
  Cash paid (received) for income taxes, net .......................................        140              (172)

                    The accompanying notes are an integral part of these
                        condensed consolidated financial statements.

                                U S LIQUIDS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION

U S Liquids Inc. and subsidiaries (collectively "U S Liquids" or the "Company") was founded November 18, 1996 and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P., which were wholly owned subsidiaries of Sanifill, Inc., through a transaction accounted for as a purchase. The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Wastewater Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (collectively "Mesa") and American Wastewater ("AWW"). The acquisitions of Mesa and AWW were accounted for under the pooling-of-interests method of accounting. The Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers by-products from certain waste streams. During 1998 and 1999, the Company continued acquiring companies, principally for the Wastewater Division. As of July 1, 1999, the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and nonhazardous wastes.

2.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although we believe that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC.

3.  INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 2000 and March 31, 2001, consisted of processed by-products of $1.6 million and $1.3 million, respectively, and unprocessed by-products of $0.7 million and $1.0 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                                          THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    -------------------------------
                                                                       2000                 2001
                                                                    ---------             ---------
                                                                             (IN THOUSANDS)
                                                                               (UNAUDITED)
Operating expenses................................................  $   3,012             $   2,782
Selling, general and administrative expenses......................        250                   275
Amortization expenses ............................................      1,408                 1,232
                                                                    ---------             ---------
       Total depreciation and amortization expenses ..............  $   4,670             $   4,289
                                                                    =========             =========

5.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three month periods ended March 31, 2000 and 2001, respectively, is illustrated below:

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                    ---------------------------------
                                                                       2000                   2001
                                                                    ----------             ----------
                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                              (UNAUDITED)
Numerator:
    For basic and diluted earnings per share -
    Income available to common stockholders ......................  $       105           $       428
                                                                    ===========           ===========
Denominator:
    For basic earnings per share -
    Weighted-average shares  .....................................   15,785,375            15,944,403

Effect of dilutive securities:
    Stock options and warrants  ..................................      757,365                 2,243
                                                                    -----------           -----------

Denominator:
    For diluted earnings per share -
    Weighted-average shares and
    assumed conversions  .........................................   16,542,740            15,946,646
                                                                    ===========           ===========


For the quarters ended March 31, 2000 and 2001, there were 1,379,142 and 1,091,036 employee stock options, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.   COMPREHENSIVE INCOME

The Company's comprehensive income, which encompasses net income and currency translation adjustments, is as follows:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ---------------------------
                                                                 2000             2001
                                                              ----------       ----------
                                                                     (IN THOUSANDS)
                                                                       (UNAUDITED)
Net income .................................................  $      105       $      428
Currency translation adjustments ...........................          12               (2)
                                                              ----------       ----------
Comprehensive income .......................................  $      117       $      426
                                                              ==========       ==========


7.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, is effective for the Company's quarter ending March 31, 2001. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company as it has not engaged or entered into any arrangements usually associated with derivative instruments historically or during the quarter ended March 31, 2001.

8.   OPERATIONS HELD FOR SALE

During the fourth quarter of 2000, the Company's Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division. The types of liquid waste managed at these facilities held for sale include industrial wastewaters, biosolids and grease and grit trap waste. As discussed in Notes 2 and 3 to the financial statements in the Company's Form 10-K for the year ended December 31, 2000, the Company has recorded charges to write down the carrying value of certain assets to fair value, less costs to sell. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. For operations classified as held for sale, the Company suspends depreciation and amortization on the underlying assets. Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the first quarter of 2001 would have been greater by $644,000.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operational information included in the condensed consolidated statements of income regarding the businesses classified as operations held for sale at March 31, 2001 is as follows:

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               -------------------------
                                                                  2000           2001
                                                               ---------       ---------
                                                                     (IN THOUSANDS)
                                                                      (UNAUDITED)
Revenues ....................................................  $   9,792       $   8,057
Income (loss) before interest and taxes (EBIT)(a) ...........        293              (2)

---------------------------
(a) For those items included in the determination of EBIT (the earnings measurement used by management to evaluate operating performance), the accounting policies of the operations held for sale are the same as those described in the summary of significant accounting policies (see Note 2 to the financial statements in the Company's Form 10-K for the year ended December 31, 2000). EBIT is defined as income (loss) from operations excluding asset impairments, interest and taxes.

Management believes these facilities will be divested prior to December 31, 2001. As such, the Company has classified its operations held for sale as current. Information regarding the businesses classified as operations held for sale as of March 31, 2001 is as follows (in thousands, unaudited):

Cash and cash equivalents ..................................................  $    219
Receivables, net ...........................................................     5,875
Other current assets .......................................................       647
Property and equipment and other non-current assets, net ...................    17,011
Current maturities of long-term obligations ................................      (221)
Other current liabilities ..................................................    (2,550)
                                                                              --------
Net operations held for sale ...............................................  $ 20,981
                                                                              ========

Currents assets:
          Operations held for sale .........................................  $ 23,751
Current liabilities:
          Operations held for sale .........................................    (2,770)
                                                                              --------
                       Net operations held for sale ........................  $ 20,981
                                                                              ========

9.    COMMITMENTS AND CONTINGENCIES

REGULATORY PROCEEDINGS

In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before the Company acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999. It is the Company's understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in the Company's consolidated financial statements at March 31, 2001. However, due to the current status of the investigation, the Company is unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, the Company cannot project the ultimate outcome of the investigation or its potential impact. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of the Detroit facility, the Company began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, the Company discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against the Company for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, the Company agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that were inadvertently delivered to its landfill. Based upon the information available, the Company has continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of March 31, 2001, the balance of this reserve was $1.3 million.

Shortly after the discovery of the PCB contamination, the Company determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that the materials were not properly identified as required by law when delivered to the Detroit facility. During 2000, the Company filed suit against National Steel seeking to recover the costs incurred and losses suffered by the facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. In April 2001, the Company entered into a settlement agreement with National Steel. Under the terms of the settlement agreement, in April 2001, National Steel paid $7.5 million to the Company and agreed that, during the 36 month period beginning on May 1, 2001, it would purchase and pay for not less than $2.0 million of waste management services from the Company at the Company's then current prices.

In addition to filing suit against National Steel, the Company also submitted claims under its pollution liability insurance policy and its property damage/business interruption insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. The Company's claim under the pollution liability policy has been denied and the Company does not intend to pursue this claim further. The Company is currently awaiting a response from the insurance company on its claim under the property damage/business interruption policy.

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

In June 1999, the Company was notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by the Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, the Company entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, the Company agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, the Company agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility. These charges, which total $1.2 million, remain accrued as of March 31, 2001. This settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use SEPs as part of its enforcement proceedings. The Company anticipates that the settlement agreement will become final during 2001.

In the fourth quarter of 1999, the EPA notified the Company of certain alleged violations of RCRA by the Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although the Company disputes the EPA's allegations, the Company is attempting to negotiate a resolution with the EPA. The Company believes that the ultimate outcome of this proceeding will not have a material adverse effect on its business, results of operations or financial condition.

The EPA also notified the Company in 1999 that it believed that approximately
3.0 million gallons of liquid waste received by the Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. Although the Company believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, the Company has delivered a portion of the waste to a third party for disposal and is discussing with the EPA whether the remaining waste may be processed by the facility. During 1999, the Company established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of March 31, 2001, approximately $0.7 million of this reserve remains accrued.

During October and November of 1999, the California Department of Toxic Substances Control (the "DTSC") inspected the Company's processing facility in East Palo Alto, California, and the Company's transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The DTSC has not initiated a formal enforcement action seeking penalties against either facility. There can be no assurance, however, that a formal enforcement action will not subsequently be brought against one or both facilities. Although the Company disputes the alleged violations, the Company is attempting to negotiate a resolution with the DTSC. The Company believes that the ultimate resolution of these matters will not have a material adverse effect on its business, results of operations or financial condition.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of March 31, 2001, the balance of this reserve was $3.9 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a business that was acquired by the Company in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site. As of March 31, 2001, the balance of this reserve was $150,000. The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at the Louisville, Kentucky facility. At the conclusion of the inspection of the Louisville facility, the ATF preliminarily notified the Company that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in the Company's documentation. During the second half of 2000, the ATF conducted an inspection at the Parallel Products facility in Rancho Cucamonga, California. During the first quarter of 2001, the ATF notified the Company that it intends to deny refund claims submitted by the Rancho Cucamonga facility totaling approximately $413,000 for allegedly inadequate, incomplete or unsubstantiated supporting documentation. The Company has worked closely with the ATF throughout this inspection process and has implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. The Company is also engaging in discussions with the ATF concerning the potential denied claims and believes that a satisfactory resolution can be reached. During 2000, the Company established a reserve for any amounts that it would be required to pay to its customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of March 31, 2001, the total of this reserve was $1.1 million.

The Emergency Planning and Community Right-to-Know Act of 1986 (the "EPCRA") requires, among other things, that certain of the Company's facilities submit to the EPA and designated state officials a form providing information about each of certain toxic chemicals that are manufactured, processed or used at the facility. During May 2001, the EPA notified the Company that the Romic California facility had violated EPCRA by failing to timely file the required forms for the calendar year 1998. The EPA has not initiated a formal enforcement action seeking penalties against the facility and the Company is attempting to negotiate a resolution with the EPA. The Company believes that the ultimate resolution of this matter will not have a material adverse effect on its business, results of operations or financial condition.

LITIGATION

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN
RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in the Company's March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Detroit facility and the Company's financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to the extent any members of the class still hold common stock, and such other relief as the court deems proper. During 2000, the Company filed a motion to dismiss the plaintiffs' consolidated complaint. In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint. The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal. Accordingly, it is the Company's understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss.

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

On August 30, 2000, the former owners of Randee Corporation, a corporation that the Company acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, allege that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The remedies sought by the plaintiffs include rescission of the acquisition, unspecified compensatory and punitive damages, and interest. The Company has denied the allegations made by the plaintiffs.

The Company's American Wastewater facility in Houston, Texas is the largest of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. During 1999, Downstream Environmental, L.L.C. applied for a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and its subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) the Company's employees made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) the Company's facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. The Company believes that the claims asserted by the plaintiffs are without merit.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In April 1998, the Company acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock. As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares. On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock. The plaintiffs have also alleged, among other things, that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices - Consumer Protection Act, punitive damages, interest, attorneys' fees and costs. The Company denies that it has any liability to the plaintiffs.

The Company's business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, the Company has become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens' groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate, or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations. The Company believes that these matters will not have a material adverse effect on its business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on the Company's consolidated financial position or results of operations in one or more future periods. The Company intends to defend itself vigorously in all the above matters.

The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's consolidated financial position or results of operations.

10.    CREDIT FACILITIES

The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements. The Company's results for the quarter ended December 31, 2000 caused it to be out of compliance with certain financial covenants of the credit facility. Effective March 19, 2001, the terms of the credit facility were amended to, among other things, reduce the amount of the credit facility from $150 million to $120 million, limit the total amount of debt outstanding under the credit facility to $115 million except with the approval of the banks, and waive the Company's non-compliance with all such covenants for all periods ended on or prior to December 31, 2000. The credit facility matures on February 1, 2002. As of March 31, 2001, the Company has reflected the outstanding debt balance under the credit facility as a current liability. Prior to the expiration of the credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.

In connection with the March 2001 amendment, the Company and its lenders agreed to further reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001. In addition, the Company and its lenders also agreed that, unless the amount of the credit facility had previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of the Company's lawsuit against National Steel Corporation, and that

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001.

On April 23, 2001, the amount of the credit facility was reduced by $5.25 million to reflect the cash proceeds, net of legal fees and taxes, received from
(i) the Company's settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale. This $5.25 million reduction of the credit facility completely satisfied the $5 million reduction scheduled to occur on July 31, 2001 and reduced the amount of the reduction scheduled to occur on December 31, 2001 from $5 million to $4.75 million. After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business (which includes operations held for sale) and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.

The March 2001 amendment also reduced the amount of secured debt that the Company may owe to third parties from $20 million to $5 million, limited the amount of capital expenditures that the Company can make in any fiscal year, and increased the interest rates payable under the credit facility. Concurrent with the reduction of the credit facility in March 2001, the Company wrote-off $140,000 of deferred financing costs.

Amounts outstanding under the credit facility are secured by a lien on substantially all of the assets of the Company. Availability under the credit facility is tied to the Company's cash flows and liquidity. The credit agreement requires the Company to comply with certain affirmative, negative, subjective and financial covenants and obtain the lenders' consent before making any acquisitions, and also prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure or demotion of either Michael P. Lawlor or Earl J. Blackwell without a replacement reasonably satisfactory to the lenders. Interest on the outstanding balance is due quarterly. Advances bear interest, at the Company's option, at the prime rate or the London Interbank Offered Rate, in each case, plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. As of March 31, 2001, amounts outstanding under the credit facility were accruing interest at approximately 11.0% per year. The Company has agreed to pay a commitment fee varying from 0.35% to 0.55% on the unused portion of the credit facility. As of March 31, 2001, the unused portion of the credit facility was $16.0 million of which $11.0 million was available, including $745,000 in letters of credit outstanding.

During 1999, the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.2% per year.

11.  SEGMENT INFORMATION

Prior to June 30, 1999, the Company's subsidiaries were organized into two divisions - the Wastewater Division and the Oilfield Waste Division. However, as the result of the Company's acquisition of Romic Environmental Technologies Corporation in January 1999, effective as of July 1, 1999, the Company created a third division known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, U.S. Liquids of Detroit, Inc., U.S. Liquids of Florida, Inc., and Waste Research and Recovery, Inc.

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

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the SEC. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenues.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following is a summary of key business segment information:

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                                2000            2001
                                                             ----------      ----------
                                                                   (IN THOUSANDS)
                                                                     (UNAUDITED)
Revenues --
   Oilfield Waste .......................................    $    5,318      $    6,597
   Commercial Wastewater ................................        40,376          35,968
   Industrial Wastewater ................................        12,484          15,485
                                                             ----------      ----------
      Total .............................................    $   58,178      $   58,050
                                                             ==========      ==========

Income (loss) from operations --
   Oilfield Waste .......................................    $    2,752      $    3,395
   Commercial Wastewater ................................           610             570
   Industrial Wastewater ................................          (719)           (440)
                                                             ----------      ----------
      Total .............................................    $    2,643      $    3,525
                                                             ==========      ==========

Depreciation and amortization expense --
   Oilfield Waste .......................................    $      596      $      586
   Commercial Wastewater ................................         2,770           2,305
   Industrial Wastewater ................................         1,119           1,188
   Corporate ............................................           185             210
                                                             ----------      ----------
      Total .............................................    $    4,670      $    4,289
                                                             ==========      ==========

Capital expenditures --
   Oilfield Waste .......................................    $       23      $      404
   Commercial Wastewater ................................         2,412             526
   Industrial Wastewater ................................         1,032             278
   Corporate ............................................           334             173
                                                             ----------      ----------
      Total .............................................    $    3,801      $    1,381
                                                             ==========      ==========


                                                             DECEMBER 31,     MARCH 31,
                                                                 2000           2001
                                                             -----------     ----------
                                                                             (UNAUDITED)
                                                                   (IN THOUSANDS)
Identifiable assets --
   Oilfield Waste .......................................     $  36,948      $   37,547
   Commercial Wastewater.................................       187,759         185,106
   Industrial Wastewater.................................       115,505         113,018
   Corporate.............................................        11,965          14,277
                                                             ----------      ----------
      Total .............................................    $  352,177      $  349,948
                                                             ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

Prior to June 30, 1999, our subsidiaries were organized into two divisions -- the Wastewater Division and the Oilfield Waste Division. However, as the result of our acquisition of Romic Environmental Technologies Corporation in January 1999, effective as of July 1, 1999, we created a third division known as the Industrial Wastewater Division and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division currently includes the operations of Romic Environmental Technologies Corporation, U.S. Liquids of Detroit, Inc., U.S. Liquids of Florida, Inc., and Waste Research and Recovery, Inc.

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

The Commercial Wastewater Division generated $36.0 million, or 62.0%, of our revenues for the quarter ended March 31, 2001. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Beginning in January 2001, we began curtailing these brokerage activities as they are a very low margin producer. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $15.5 million, or 26.7%, of our revenues for the quarter ended March 31, 2001. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $6.6 million, or 11.3%, of our revenues for the quarter ended March 31, 2001. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years. For operations classified as held for sale, we suspend depreciation and amortization on the underlying assets.

The seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUES. Revenues for the quarter ended March 31, 2001 decreased approximately $128,000 from $58.2 million for the quarter ended March 31, 2000 to $58.1 million for the quarter ended March 31, 2001. The Commercial Wastewater Division contributed $40.4 million, or 69.4%, of first quarter 2000 revenues and $36.0 million, or 62.0%, of first quarter 2001 revenues. Collection and processing fees generated $31.8 million, or 78.8%, and $27.3 million, or 75.8%, of the Commercial Wastewater Division's revenues for the first quarters of 2000 and 2001, respectively. This decrease reflects the sale of the Allison facility in Houston and our decision to discontinue our tank cleaning operations in Houston, as well as a decline in revenues from our remediation and emergency response business in San Antonio and our biosolids business in New York. By-product sales generated the remaining $8.6 million, or 21.2%, and $8.7 million, or 24.2%, of the Commercial Wastewater Division's revenues for the first quarters of 2000 and 2001, respectively.

The Industrial Wastewater Division contributed $12.5 million, or 21.5%, of first quarter 2000 revenues and $15.5 million, or 26.7%, of first quarter 2001 revenues. The Industrial Wastewater Division's revenues increased $3.0 million, or 24.0%. Collection and processing fees generated $11.2 million, or 89.9%, and $14.0 million, or 90.3%, of the Industrial Wastewater Division's revenues for the first quarters of 2000 and 2001, respectively. This increase reflects the improved performance of our Detroit facility, which is now operating close to normal capacity. In addition, our Romic California facility increased its prices to partially offset its higher energy costs. By-product sales generated the remaining $1.3 million, or 10.1%, and $1.5 million, or 9.7%, of the Industrial Wastewater Division's revenues for the first quarters of 2000 and 2001, respectively.

The Oilfield Waste Division contributed $5.3 million, or 9.1%, of first quarter 2000 revenues and $6.6 million, or 11.3%, of first quarter 2001 revenues. The Oilfield Waste Division's revenues increased approximately $1.3 million, or 24.1%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses increased approximately $607,000, or 1.4%, from $43.7 million for the quarter ended March 31, 2000 to $44.3 million for the quarter ended March 31, 2001. As a percentage of revenues, operating expenses increased from 75.1% in the first quarter of 2000 to 76.3% in the first quarter of 2001. This increase was due primarily to increased energy costs incurred in waste processing and disposal operations, particularly in California.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $381,000, or 8.2%, from $4.7 million for the quarter ended March 31, 2000 to $4.3 million for the quarter ended March 31, 2001. As a percentage of revenues, depreciation and amortization expenses decreased from 8.0% in the first quarter of 2000 to 7.4% in the first quarter of 2001. This decrease resulted primarily from the discontinued recognition of depreciation and amortization expenses related to our operations held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $1.2 million, or 17.2%, from $7.2 million for the quarter ended March 31, 2000 to $6.0 million for the quarter ended March 31, 2001. As a percentage of revenues, selling, general and administrative expenses were 12.4% for the first quarter of 2000 and 10.3% for the first quarter of 2001. This improvement was attributable to savings resulting from the elimination of the market development department in 2000 and reductions in payroll, professional fees and bad debts.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $287,000, or 11.7%, from $2.5 million for the quarter ended March 31, 2000 to $2.7 million for the quarter ended March 31, 2001. This increase resulted primarily from higher interest rates and interest expense incurred on increased borrowings used to fund our working capital needs.

INCOME TAXES. The provision for income taxes increased approximately $272,000, or 348.7%, from approximately $78,000 for the quarter ended March 31, 2000 to approximately $350,000 for the quarter ended March 31, 2001. The effective tax rate for the period ended March 31, 2000 was 42.6% compared to 45.0% for the period ended March 31, 2001. Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations through January 2002; however, there can be no assurance that additional capital will not be required sooner for our ongoing operations. Our revolving credit facility matures on February 1, 2002 and, therefore, by such date, we must either extend the term of this credit facility or obtain an alternative source of financing. Management believes the Company will be able to extend the credit facility or obtain an alternative source of financing prior to such date; however, there can be no assurance thereof. Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures.

    OPERATING CASH FLOWS

Cash flows from operations were $3.2 million and $5.1 million for the quarters ended March 31, 2000 and 2001, respectively. This increase in operating cash flows was primarily attributable to improved collection of accounts receivables. We had negative net working capital of ($69.2) million at March 31, 2001, compared to net working capital of $11.1 million at December 31, 2000. This decrease in net working capital was due primarily to the reclassification of all amounts owed under our revolving credit facility to current liabilities. Net working capital exclusive of amounts owed under the revolving credit facility increased $3.0 million due primarily to a decrease in accrued expenses and other current liabilities plus, to a lesser extent, an increase in prepaid expenses.

At March 31, 2001, we had a $7.2 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $5.0 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities. As of March 31, 2001, we also had a $3.9 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In 2001, we expect to pay approximately $465,000 of remediation reserves.

We also had $3.3 million of special charge reserves remaining in accrued liabilities as of March 31, 2001. The majority of these remaining charges are expected to be paid in 2001. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at March 31, 2001. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines and penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity. In 2001, we expect to pay approximately $2.0 million in legal fees relating to regulatory proceedings and on-going litigation.

2001 operating cash flows are anticipated to be approximately $23.4 million. This amount is net of all projected interest costs and expected payments on special charge reserves, and does not include any provision for potential fines and penalties or legal settlements which have not yet occurred or been accrued. This amount includes the $7.5 million payment received in the second quarter as a result of our settlement with National Steel Corporation. Operating cash flow will be a primary source of funding our capital budget in 2001. Remaining amounts will be used to reduce outstanding debts.

    INVESTING ACTIVITIES

Capital expenditures for our continuing operations during the three months ended March 31, 2001 were $1.4 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last three quarters of 2001 are estimated at approximately $7.5 million, which include capital expenditures for businesses that we anticipate selling in 2001. Approximately $4.0 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $3.1 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $170,000 is budgeted for equipment and injection wells for the Oilfield Waste Division. The remaining $250,000 will be used for software and computer upgrades at our corporate headquarters.

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

For the last three quarters of 2001, we expect to generate $21.0 million net proceeds from the sale of assets. Upon receipt, these funds will be used to reduce the debt balance on our credit facility and are not needed to fund ongoing operations.

    FINANCING ACTIVITIES

At March 31, 2001, approximately $105.9 million of principal payments on debt obligations were payable during the next twelve months. $104.0 million of these payments represent amounts due under our revolving credit facility, which we intend to refinance prior to February 2002. The remaining $1.9 million of principal payments due are expected to be funded from operating cash flows, which net of budgeted capital expenditures are expected to be approximately $6.7 million for the year.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. The credit facility, which matures on February 1, 2002, prohibits the payment of dividends and requires us to comply with certain affirmative, negative, subjective and financial covenants.

As previously announced, our results for the quarter ended December 31, 2000 caused us to be out of compliance with certain of the financial covenants of the credit facility. Effective March 19, 2001, the terms of the credit facility were amended to, among other things, reduce the amount of the credit facility from $150 million to $120 million, limit the total amount of debt outstanding under the credit facility to $115 million except with the approval of the banks, reduce the amount of secured debt that we may owe to third parties from $20 million to $5 million, limit the amount of capital expenditures that we may make in any fiscal year, increase the interest rates payable under the credit facility, prohibit future acquisitions by the Company without the banks' consent, and to waive our noncompliance with and modify the terms of certain of our financial covenants. The terms of our amended credit facility have significantly limited our ability to enter into leases or new debts outside the facility. The capital expenditures budgeted for 2001 are less than the capital expenditures permitted by the credit facility.

In connection with the March 2001 amendment, the Company and its lenders agreed to further reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001. In addition, we also agreed that, unless the amount of the credit facility had previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of our lawsuit against National Steel Corporation, and that reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001.

On April 23, 2001, the amount of the credit facility was reduced by $5.25 million to reflect the cash proceeds, net of legal fees and taxes, received from
(i) our settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale. This $5.25 million reduction of the credit facility completely satisfied the $5 million reduction scheduled to occur on July 31, 2001 and reduced the amount of the reduction scheduled to occur on December 31, 2001 from $5 million to $4.75 million. After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business (which includes operations held for sale) and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.

Because the credit facility matures on February 1, 2002, the outstanding debt balance under the facility has been reclassified as a current liability. Prior to the maturity of the credit facility, we must either extend the term of the credit facility or obtain an alternative source of financing. Management believes the Company will be able to do so.

The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell is demoted or ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At March 31, 2001, we had borrowed approximately $104.0 million under the credit facility. As of May 11, 2001, the balance of the credit facility had been reduced to $92.0 million. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case, plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows. As of both March 31, 2001 and May 11, 2001, amounts outstanding under the credit facility were accruing interest at approximately 11.0% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.2%.

OPERATIONS HELD FOR SALE

During the fourth quarter of 2000, our Board of Directors approved the sale of certain non-core operations of the Commercial Wastewater Division. The types of liquid waste managed at these facilities include industrial wastewaters, biosolids and grease and grit trap waste. The carrying value of these assets has been written down to estimated fair value, less costs to sell. These charges were based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies.

FORWARD LOOKING STATEMENTS

Statements of our intentions, beliefs, anticipations, expectations or similar statements concerning future events contained in this report constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995. As with any future event, there can be no assurance that the events described in forward looking statements made in this report will occur or that the results of future events will not vary materially from those described herein. Certain of these factors are discussed under "Factors Influencing Future Results and Accuracy of Forward-Looking Statements" included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations (including debt associated with operations held for sale) approximates $110.8 million as of March 31, 2001.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of March 31, 2001, $104.0 million and $1.9 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of May 11, 2001, $92.0 million and $1.9 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of both March 31, 2001 and May 11, 2001, amounts outstanding under the revolving credit facility were accruing interest at approximately 11.0% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.2% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of March 31, 2001 would approximate 49 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $128,000 assuming the amount of debt outstanding remains constant.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

REGULATORY PROCEEDINGS

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and
(ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of our facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at March 31, 2001. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of our Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against us for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, we agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that we inadvertently delivered to its landfill. Based upon the information available, we have continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of March 31, 2001, the balance of this reserve was $1.3 million.

Shortly after the discovery of the PCB contamination, we determined that a subsidiary of National Steel Corporation generated the PCB contaminated materials and that the materials were not properly identified as required by law when delivered to our Detroit facility. During 2000, we filed suit against National Steel seeking to recover the costs incurred and losses suffered by our facility as a result of its subsidiary's failure to disclose that its waste was contaminated with PCBs. In April 2001, we entered into a settlement agreement with National Steel. Under the terms of the settlement agreement, in April 2001, National Steel paid $7.5 million to us and agreed that, during the 36 month period beginning on May 1, 2001, it would purchase and pay for not less than $2.0 million of waste management services from the Company at our then current prices.

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

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by our facility. These charges, which total $1.2 million, remain accrued as of March 31, 2001. This settlement agreement will not become final until approved by the Louisiana Attorney General. This approval has been delayed pending the enactment of legislation clarifying the LDEQ's authority to use SEPs as part of its enforcement proceedings. We anticipate that the settlement agreement will become final during 2001.

In the fourth quarter of 1999, the EPA notified us of certain alleged violations of RCRA by our Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. Although we dispute the EPA's allegations, we are attempting to negotiate a resolution with the EPA. We believe that the ultimate outcome of this proceeding will not have a material adverse effect on our business, results of operations or financial condition.

The EPA also notified us in 1999 that it believed that approximately 3.0 million gallons of liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by our facility. Although we believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, we have delivered a portion of the waste to a third party for disposal and are discussing with the EPA whether the remaining waste may be processed by our facility. During 1999, we established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of March 31, 2001, approximately $0.7 million of this reserve remains accrued.

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

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia

Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information currently available, we have continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of March 31, 2001, the balance of this reserve was $3.9 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site. As of March 31, 2001, the balance of this reserve was $150,000. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. At the conclusion of the inspection of our Louisville facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the second half of 2000, the ATF conducted an inspection at our Parallel Products facility in Rancho Cucamonga, California. During the first quarter of 2001, the ATF notified us that it intends to deny refund claims submitted by our Rancho Cucamonga facility totaling approximately $413,000 for allegedly inadequate, incomplete or unsubstantiated supporting documentation. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. During 2000, we established a reserve for any amounts we would be required to pay to our customers in the event any of their refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of March 31, 2001, the total of this reserve was $1.1 million.

The Emergency Planning and Community Right-to-Know Act of 1986 (the "EPCRA") requires, among other things, that certain of our facilities submit to the EPA and designated state officials a form providing information about each of certain toxic chemicals that are manufactured, processed or used at the facility. During May 2001, the EPA notified us that our Romic California facility had violated EPCRA by failing to timely file the required forms for the calendar year 1998. The EPA has not initiated a formal enforcement action seeking penalties against the facility and we are attempting to negotiate a resolution with the EPA. We believe that the ultimate resolution of this matter will not have a material adverse effect on our business, results of operations or financial condition.

LITIGATION

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN
RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company's Detroit facility and the Company's financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. During 2000, we filed a motion to dismiss the plaintiffs' consolidated complaint. In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint. The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal. Accordingly, it is our understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of our Detroit facility and the securities class action described above. BENN CARMICIA V. U S LIQUIDS INC., ET AL., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company's affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders. As of the date of this report, no ruling has been made by the court on our motion to dismiss.

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

On August 30, 2000, the former owners of Randee Corporation, a corporation that we acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, allege that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The remedies sought by the plaintiffs include rescission of the acquisition, unspecified compensatory and punitive damages, and interest. We have denied the allegations made by the plaintiffs.

Our American Wastewater facility in Houston, Texas is the largest of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. During 1999, Downstream Environmental, L.L.C. applied for a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and its subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) our employees made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) our facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We believe that the claims asserted by the plaintiffs are without merit.

In April 1998, we acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock. As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares. On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock. The plaintiffs have also alleged, among other things, that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices - Consumer Protection Act, punitive damages, interest, attorneys' fees and costs. We deny that we have any liability to the plaintiffs.

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

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On January 18, 2001, we filed a report on Form 8-K announcing earnings guidance for 2001 and preliminary results for the quarter and year ending December 31, 2000.

On March 2, 2001, we filed a report on Form 8-K announcing the date of our 2001 Annual Meeting of Stockholders and disclosing that our Board of Directors had adopted certain amendments to our Bylaws.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   U S LIQUIDS INC.

Date: May 11, 2001                     /s/ Michael P. Lawlor
                                       ----------------------------------------
                                       Michael P. Lawlor, Chairman and
                                       Chief Executive Officer

Date: May 11, 2001                     /s/ Earl J. Blackwell
                                       ----------------------------------------
                                       Earl J. Blackwell, Senior Vice President
                                       and Chief Financial Officer