Form 10-Q
period 2001-06-30
U S LIQUIDS INC
filed 2001-08-09
CIK 1041095

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________


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


                          Common Stock, $.01 par value
                     16,026,481 shares as of August 7, 2001

                                U S LIQUIDS INC.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001
                                      INDEX

                                                                                          Page
PART I - FINANCIAL INFORMATION..........................................................    1

      ITEM 1.   Financial Statements....................................................    1
      - Condensed Consolidated Balance Sheets as of
        December 31, 2000 and June 30, 2001 (unaudited) ................................    1
      - Condensed Consolidated Statements of Income for the
        three and six month periods ended  June 30, 2000 and 2001 (unaudited) ..........    2
      - Condensed Consolidated Statements of Cash Flows for the
         six month periods ended June 30, 2000 and 2001 (unaudited) ....................    3
      - Notes to Condensed Consolidated Financial Statements ...........................    4

      ITEM 2.   Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................   15

      ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk..............   20


PART II - OTHER INFORMATION.............................................................   21

      ITEM 1.   Legal Proceedings.......................................................   21

      ITEM 2.   Changes in Securities and Use of Proceeds...............................   25

      ITEM 3.   Defaults upon Senior Securities.........................................   25

      ITEM 4.   Submission of Matters to a Vote of Security Holders.....................   25

      ITEM 5.   Other Information.......................................................   26

      ITEM 6.   Exhibits and Reports on Form 8-K........................................   26


Signatures..............................................................................   27


PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                                U S LIQUIDS INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                         DECEMBER 31,     JUNE 30,
                                                                            2000            2001
                                                                        -------------    ----------
                      ASSETS                                                             (UNAUDITED)
CURRENT ASSETS:
           Cash and cash equivalents ................................     $   2,176      $     501
           Accounts receivable, less allowances
             of $1,070 and $987 (unaudited),
             respectively ...........................................        37,139         37,644
           Inventories ..............................................         2,254          2,227
           Prepaid expenses and other current assets ................        14,941         12,118
           Operations held for sale .................................        23,745         21,690
                                                                          ---------      ---------
                     Total current assets ...........................     $  80,255      $  74,180

PROPERTY, PLANT AND EQUIPMENT, net ..................................       108,246        104,607
INTANGIBLE ASSETS, net ..............................................       162,809        160,040
OTHER ASSETS, net ...................................................           867            911
                                                                          ---------      ---------
                     Total assets ...................................     $ 352,177      $ 339,738
                                                                          =========      =========
            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Current maturities of long-term obligations ..............     $  22,993      $  94,613
           Accounts payable .........................................        17,579         15,285
           Accrued expenses and other current liabilities ...........        25,594         23,604
           Operations held for sale .................................         2,996          2,000
                                                                          ---------      ---------
                     Total current liabilities ......................     $  69,162      $ 135,502

LONG-TERM OBLIGATIONS, net of current maturities ....................        88,526          4,896
PROCESSING RESERVE, net of current ..................................         5,445          5,111
CLOSURE AND REMEDIATION RESERVES, net of current ....................        10,834         10,505
OTHER LONG-TERM LIABILITIES .........................................         2,577          1,453
DEFERRED INCOME TAXES ...............................................        10,763         11,769
                                                                          ---------      ---------
                     Total liabilities ..............................     $ 187,307      $ 169,236
                                                                          ---------      ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
           Preferred stock, $.01 par value, 5,000,000 shares
              authorized, none issued or outstanding ................     $    --        $    --
           Common stock, $.01 par value, 30,000,000 shares
              authorized, 15,818,729 and 15,975,626 (unaudited)
              shares issued and outstanding, respectively ...........           158            160
           Additional paid-in capital ...............................       176,939        177,108
           Retained deficit .........................................       (12,204)        (6,743)
           Accumulated other comprehensive loss - foreign
              currency translation adjustment .......................           (23)           (23)
                                                                          ---------      ---------
           Total stockholders' equity ...............................     $ 164,870      $ 170,502
                                                                          ---------      ---------
                     Total liabilities and stockholders' equity .....     $ 352,177      $ 339,738
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

                                U S LIQUIDS INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED               SIX MONTHS ENDED
                                                      JUNE 30,                        JUNE 30,
                                               -------------------------       -----------------------
                                                 2000             2001           2000          2001
                                               ---------       ---------       ---------     ---------
REVENUES ..................................    $  64,473       $  62,058       $ 122,651     $ 120,108

OPERATING EXPENSES ........................       48,827          45,343          92,494        89,617

DEPRECIATION AND AMORTIZATION .............        4,741           4,339           9,411         8,628

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES ...................        6,526           6,871          13,724        12,833

SPECIAL INCOME, net .......................         --            (6,759)           --          (6,759)
                                               ---------       ---------       ---------     ---------

INCOME FROM OPERATIONS ....................    $   4,379       $  12,264       $   7,022     $  15,789

INTEREST EXPENSE, net .....................        2,950           2,644           5,288         5,469

OTHER INCOME, net .........................         (385)           (138)           (264)         (215)
                                               ---------       ---------       ---------     ---------
INCOME BEFORE PROVISION FOR
INCOME TAXES ..............................    $   1,814       $   9,758       $   1,998     $  10,535

PROVISION FOR INCOME TAXES ................          910           4,725             989         5,074
                                               ---------       ---------       ---------     ---------

NET INCOME ................................    $     904       $   5,033       $   1,009     $   5,461
                                               =========       =========       =========     =========

BASIC EARNINGS PER COMMON SHARE ...........    $    0.06       $    0.32       $    0.06     $    0.34
                                               =========       =========       =========     =========
DILUTED EARNINGS PER COMMON AND
COMMON EQUIVALENT SHARE ...................    $    0.06       $    0.30       $    0.06     $    0.33
                                               =========       =========       =========     =========
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING ........................       15,786          15,959          15,786        15,952
                                               =========       =========       =========     =========
WEIGHTED AVERAGE COMMON AND
COMMON EQUIVALENT SHARES
OUTSTANDING ...............................       16,313          16,644          16,447        16,578
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

                                U S LIQUIDS INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SIX MONTHS
                                                                                  ENDED JUNE 30,
                                                                             -----------------------
                                                                               2000           2001
                                                                             --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................................    $  1,009       $  5,461
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization ......................................       9,411          8,628
     Net (gain) loss on sale of property, plant,
       and equipment ....................................................          79            (85)
     Deferred income tax provision ......................................       1,394          4,361
     Changes in operating assets and liabilities,
       net of amounts acquired:
          Accounts receivable, net ......................................        (983)          (484)
          Inventories ...................................................        (392)            27
          Prepaid expenses and other current assets .....................       3,915            425
          Intangible assets .............................................        (184)          (417)
          Other assets ..................................................         430            (69)
          Accounts payable, accrued expenses and other
            current liabilities .........................................         927         (4,307)
          Other long-term liabilities ...................................         791         (1,150)
          Closure, remediation and processing reserves ..................      (3,790)          (663)
          Operations held for sale, net .................................        --              698
                                                                             --------       --------
               Net cash provided by operating activities ................    $ 12,607       $ 12,425
                                                                             --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment .........................    $ (9,118)      $ (3,023)
     Proceeds from sale of property, plant and equipment ................         128          1,049
     Cash paid for acquisitions, net of subsequent
       purchase adjustments .............................................      (1,717)           (64)
                                                                             --------       --------
               Net cash used in investing activities ....................    $(10,707)      $ (2,038)
                                                                             --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term obligations ....................    $ 16,000       $  1,000
     Principal payments on long-term obligations ........................     (19,340)       (13,232)
     Proceeds from exercise of stock options and employee
       stock purchase plan ..............................................        --              170
                                                                             --------       --------
               Net cash used in financing activities ....................    $ (3,340)      $(12,062)
                                                                             --------       --------
EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH
AND CASH EQUIVALENTS ....................................................    $     32       $   --

NET DECREASE IN CASH AND CASH EQUIVALENTS ...............................    $ (1,408)      $ (1,675)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........................       3,398          2,176
                                                                             --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............................    $  1,990       $    501
                                                                             ========       ========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest .............................................    $  5,064       $  5,667
     Cash received for income taxes, net ................................      (3,284)          (122)

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                U S LIQUIDS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION

U S Liquids Inc. and subsidiaries (collectively "U S Liquids" or the "Company") was founded November 18, 1996 and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America. On December 13, 1996, the Company acquired its Oilfield Waste Division from Campbell Wells, L.P. and Campbell Wells NORM, L.P. , which were wholly owned subsidiaries of Sanifill, Inc., through a transaction accounted for as a purchase. The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production. In June 1997, the Company formed the basis of its Wastewater Division by acquiring Mesa Processing, Inc., T&T Grease Services, Inc. and Phoenix Fats & Oils, Inc. (collectively "Mesa") and American Wastewater ("AWW"). The acquisitions of Mesa and AWW were accounted for under the pooling-of-interests method of accounting. The Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers by-products from certain waste streams. During 1998 and 1999, the Company continued acquiring companies, principally for the Wastewater Division. As of July 1, 1999, the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division. The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and nonhazardous wastes.


2.  SPECIAL INCOME

During 2000, the Company filed suit against National Steel Corporation for not properly identifying PCB contaminated materials as required by law when delivered to the Detroit facility. In filing the suit, the Company was seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel's non-disclosure. In April 2001, the Company entered into a settlement agreement with National Steel. As a part of the settlement agreement, in April 2001, National Steel paid $7.5 million to the Company.

As previously reported, during the fourth quarter of 2000, the Company approved the divestiture of several of its non-core operations. Effective July 31, 2001, part of the Northeast operations was sold. An additional loss of $0.7 million was provided at June 30, 2001 based on the information available.


3.  BASIS OF PRESENTATION

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


4.  INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 2000 and June 30, 2001, consisted of processed by-products of $1.6 million and $0.9 million, respectively, and unprocessed by-products of $0.7 million and $1.3 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

                                                              THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                   JUNE 30,                 JUNE 30,
                                                              ------------------      -------------------
                                                               2000        2001        2000         2001
                                                              ------      ------      ------       ------
                                                                            (IN THOUSANDS)
                                                                              (UNAUDITED)
Operating expenses ......................................     $3,089      $2,894      $6,101       $5,676
Selling, general and administrative expenses ............        259         280         509          554
Amortization expenses ...................................      1,393       1,165       2,801        2,398
                                                              ------      ------      ------       ------
       Total depreciation and amortization expense ......     $4,741      $4,339      $9,411       $8,628
                                                              ======      ======      ======       ======

6.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2000 and 2001, respectively, is illustrated below:

                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                   JUNE 30,                        JUNE 30,
                                                         ---------------------------     ---------------------------
                                                            2000             2001           2000             2001
                                                         -----------     -----------     -----------     -----------
                                                                     (IN THOUSANDS, EXCEPT SHARE DATA)
                                                                                  (UNAUDITED)
Numerator:
    For basic and diluted earnings per share -
    Net income available to common stockholders ......   $       904     $     5,033     $     1,009     $     5,461
                                                         ===========     ===========     ===========     ===========
Denominator:
    For basic earnings per share -
    Weighted-average shares ..........................    15,785,870      15,958,936      15,785,622      15,951,710

Effect of dilutive securities:
    Stock options and warrants .......................       527,211         684,644         661,603         626,683
                                                         -----------     -----------     -----------     -----------
Denominator:
    For diluted earnings per share -
    Weighted-average shares and
    assumed conversions ..............................    16,313,081      16,643,580      16,447,225      16,578,393
                                                         ===========     ===========     ===========     ===========

For the periods ended June 30, 2000 and 2001, there were 1,332,334 and 1,083,786 employee stock options and warrants, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.   COMPREHENSIVE INCOME

The Company's comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

                                                      THREE MONTHS ENDED         SIX MONTHS ENDED
                                                            JUNE 30,                 JUNE 30,
                                                      -------------------       -------------------
                                                       2000         2001         2000         2001
                                                      ------       ------       ------       ------
                                                                     (IN THOUSANDS)
                                                                       (UNAUDITED)
Net income ......................................     $  904       $5,033       $1,009       $5,461
Foreign currency translation adjustments ........         20            2           32         --
                                                      ------       ------       ------       ------
Comprehensive income ............................     $  924       $5,035       $1,041       $5,461
                                                      ======       ======       ======       ======

8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. The statement, as amended and which is to be applied prospectively, was effective for the Company's quarter ending March 31, 2001. The Company adopted SFAS No. 133, as amended, on January 1, 2001. Adoption of this statement did not have a material impact on the financial position or results of operations of the Company as it has not engaged or entered into any arrangements usually associated with derivative instruments historically or during the six months ended June 30, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. The adoptions of these statements are expected to reduce annual amortization expense by approximately $4.8 million.


9.  OPERATIONS HELD FOR SALE

During the fourth quarter of 2000, the Company's Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division. The types of liquid waste managed at these facilities held for sale include industrial wastewaters, biosolids and grease and grit trap waste. As discussed in Notes 2 and 3 to the financial statements in the Company's Form 10-K for the year ended December 31, 2000, the Company has recorded charges to write down the carrying value of certain assets to fair value, less costs to sell. In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers. For operations classified as held for sale, the Company suspends depreciation on property, plant and equipment. In addition, the Company revalued the goodwill and, therefore, adjusted the related amortization. Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the three and six month periods ended June 30, 2001 would have been greater by $0.5 million and $1.2 million, respectively.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Operational information included in the condensed consolidated statements of income regarding the businesses classified as operations held for sale at June 30, 2001 is as follows:

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                     JUNE 30,
                                                     ---------------------        ----------------------
                                                       2000          2001           2000           2001
                                                     -------       -------        -------        -------
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
Revenues ........................................    $10,327       $ 7,877        $20,119        $15,933
Income before interest and taxes (EBIT)(a) ......        700           516            992            526

---------------------

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

Management believes these facilities will be divested prior to December 31, 2001 and therefore has classified its operations held for sale as current. Information regarding the businesses classified as operations held for sale as of June 30, 2001 is as follows (in thousands, unaudited):


Cash and cash equivalents ....................................     $    146
Receivables, net .............................................        4,914
Other current assets .........................................          586
Property and equipment and other non-current assets, net .....       16,044
Current maturities of long-term obligations ..................          (40)
Other current liabilities ....................................       (1,960)
                                                                   --------
          Net operations held for sale .......................     $ 19,690
                                                                   ========

Currents assets:
          Operations held for sale ...........................     $ 21,690
Current liabilities:
          Operations held for sale ...........................        2,000
                                                                   --------
                       Net operations held for sale ..........     $ 19,690
                                                                   ========


10.    COMMITMENTS AND CONTINGENCIES

REGULATORY PROCEEDINGS

In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


RCRA since 1997, which was before the Company acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999. It is the Company's understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in the Company's consolidated financial statements at June 30, 2001. However, due to the current status of the investigation, the Company is unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, the Company cannot project the ultimate outcome of the investigation or its potential impact. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of the Detroit facility, the Company began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, the Company discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against the Company for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, the Company agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that were inadvertently delivered to its landfill. Based upon the information available, the Company has continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of June 30, 2001, the balance of this reserve was $1.3 million.

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

In addition to filing suit against National Steel, the Company also submitted claims under its pollution liability insurance policy and its property damage/business interruption insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. The Company's claim under the pollution liability policy has been denied and the Company does not intend to pursue this claim further. The Company is attempting to negotiate a resolution of its claim under the property damage/business interruption policy.

During the fourth quarter of 1999, the EPA notified the Company that it had determined that the Detroit facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In July 2001, the Detroit facility was re-certified by the EPA to receive CERCLA waste.

In June 1999, the Company was notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by the Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, the Company entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, the Company agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, the Company agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility. These charges, which total $1.2 million, remain accrued as of June 30, 2001. The settlement agreement was approved by the Louisiana Attorney General and signed by the LDEQ in July 2001. As a result, the Company will fund the settlement during the third quarter of 2001.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


In the fourth quarter of 1999, the EPA notified the Company of certain alleged violations of RCRA by the Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. In July 2001, the Company entered into a consent agreement with the EPA resolving the EPA's allegations. Under the terms of the settlement agreement, the Company agreed to pay a civil penalty of $200,000 to the EPA and make certain improvements to the facility. All of the agreed upon improvements to the facility have been completed and, therefore, the Company will not incur any additional costs in connection therewith.

The EPA also notified the Company in 1999 that it believed that approximately
3.0 million gallons of liquid waste received by the Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. Although the Company believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, the Company has delivered a portion of the waste to a third party for disposal and is discussing with the EPA whether the remaining waste may be processed by the facility. During 1999, the Company established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of June 30, 2001, approximately $0.4 million of this reserve remains accrued.

As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

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

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information available, the Company has continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June 30, 2001, the balance of this reserve was $3.8 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a business that was acquired by the Company in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site. As of June 30, 2001, the balance of this reserve was $145,000. The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at the Louisville, Kentucky facility. At the conclusion of the inspection of the Louisville facility, the ATF preliminarily notified the Company that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in the Company's documentation. During the second half of 2000, the ATF conducted an inspection at the Parallel Products facility in Rancho Cucamonga, California. During the first quarter of 2001, the ATF notified the Company that it intends to deny refund claims submitted by the Rancho Cucamonga facility totaling approximately $413,000 for allegedly inadequate, incomplete or unsubstantiated supporting documentation. The Company has worked closely with the ATF throughout this inspection process and has implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. The Company is also engaging in discussions with the ATF concerning the potential denied claims and believes that a satisfactory resolution can be reached. During 2000, the Company established a reserve for any amounts that it would be required to pay to its customers or the ATF in the event any refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of June 30, 2001, the total of this reserve was $1.0 million.

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

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

On August 30, 2000, the former owners of Randee Corporation, a corporation that the Company acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, alleged that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. In May 2001, the Company entered into a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, during the second quarter of 2001, the Company paid $525,000 to the plaintiffs and transferred to an affiliate of the plaintiffs the Company's waste processing facility located in Los Fresnos, Texas and certain equipment utilized at the facility. In addition, the Company agreed, among other things, that the Company's American Wastewater facility in Houston, Texas would provide at no charge to an affiliate of the plaintiffs up to $575,000 of waste processing and disposal services.

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

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The Company's business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, the Company becomes involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens' groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate, or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations. The Company believes that these matters will not have a material adverse effect on its business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

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


11.   CREDIT FACILITIES

As of April 1, 2001, the Company had a $120.0 million revolving credit facility with a group of banks under which it could borrow to fund working capital requirements. As described further below, during the second quarter of 2001, the amount of the credit facility was reduced by $5.25 million to reflect cash proceeds, net of legal fees and taxes, received from (i) the Company's settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale. After giving effect to this reduction, as of June 30, 2001, the amount of the Company's revolving credit facility was $114.75 million. The total amount of debt outstanding under the credit facility is limited at all times, except with the approval of the banks, to $5 million less than the current amount of the credit facility. As such, at June 30, 2001, $109.75 million was available under the credit facility.

The credit facility matures on February 1, 2002. As of June 30, 2001, the Company has reflected the outstanding debt balance under the credit facility as a current liability. Prior to the expiration of the credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.

The Company and its lenders have agreed to reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001. In addition, the Company and its lenders have also agreed that, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of the Company's lawsuit against National Steel Corporation, and that reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001.

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

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


The amount of secured and unsecured debt that the Company may owe to third parties outside the credit facility is limited to $5 million each, and the amount of capital expenditures that the Company can make in any fiscal year is limited to $10 million.

Amounts outstanding under the credit facility are secured by a lien on substantially all of the assets of the Company. Availability under the credit facility is tied to the Company's cash flows and liquidity. The credit agreement requires the Company to comply with certain affirmative, negative, subjective and financial covenants and obtain the lenders' consent before making any acquisitions, and also prohibits the payment of cash dividends. The debt may be accelerated upon a change in control of the Company or the departure or demotion of either Michael P. Lawlor or Earl J. Blackwell without a replacement reasonably satisfactory to the lenders. Interest on the outstanding balance is due quarterly. Advances bear interest, at the Company's option, at the prime rate or the London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon the Company's ratio of indebtedness to cash flow. As of June 30, 2001, amounts outstanding under the credit facility were accruing interest at approximately 9.1% per year. The Company has agreed to pay a commitment fee varying from 0.35% to 0.55% on the unused portion of the credit facility. As of June 30, 2001, the unused portion of the credit facility was $21.75 million of which $16.75 million was available, including $253,000 in letters of credit outstanding.

During 1999, the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.3% per year.


12.  SEGMENT INFORMATION

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

The following is a summary of key business segment information:

                                     THREE MONTHS ENDED       SIX MONTHS ENDED
                                           JUNE 30,               JUNE 30,
                                    --------------------    --------------------
                                      2000        2001        2000        2001
                                    --------    --------    --------    --------
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)
Revenue --
   Commercial Wastewater .......    $ 44,773    $ 39,228    $ 85,148    $ 75,197
   Industrial Wastewater .......      13,873      16,081      26,357      31,565
   Oilfield Waste ..............       5,827       6,749      11,146      13,346
                                    --------    --------    --------    --------
      Total ....................    $ 64,473    $ 62,058    $122,651    $120,108
                                    ========    ========    ========    ========

                                U S LIQUIDS INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                       ----------------------        --------------------
                                                         2000           2001           2000         2001
                                                       -------        -------        -------      -------
                                                                         (IN THOUSANDS)
                                                                           (UNAUDITED)
Income from operations --
   Commercial Wastewater ........................      $   696        $ 1,399        $ 1,016      $ 1,975
   Industrial Wastewater ........................          708          7,287            279        6,844
   Oilfield Waste ...............................        2,975          3,578          5,727        6,970
                                                       -------        -------        -------      -------
       Total ....................................      $ 4,379        $12,264        $ 7,022      $15,789
                                                       =======        =======        =======      =======

Depreciation and amortization expense --
   Commercial Wastewater ........................      $ 2,812        $ 2,386        $ 5,581      $ 4,693
   Industrial Wastewater ........................        1,146          1,153          2,265        2,340
   Oilfield Waste ...............................          583            584          1,180        1,169
   Corporate ....................................          200            216            385          426
                                                       -------        -------        -------      -------
       Total ....................................      $ 4,741        $ 4,339        $ 9,411      $ 8,628
                                                       =======        =======        =======      =======

Capital expenditures --
   Commercial Wastewater ........................      $ 3,589        $   701        $ 6,001      $ 1,227
   Industrial Wastewater ........................          698            120          1,730          397
   Oilfield Waste ...............................          672            399            695          803
   Corporate ....................................          358            422            692          596
                                                       -------        -------        -------      -------
       Total ....................................      $ 5,317        $ 1,642        $ 9,118      $ 3,023
                                                       =======        =======        =======      =======

                                                 DECEMBER 31,     JUNE 30,
                                                    2000           2001
                                                -------------   -----------
                                                      (IN THOUSANDS)
                                                                (UNAUDITED)
Identifiable assets -
   Commercial Wastewater ...................      $187,759       $185,047
   Industrial Wastewater ...................       115,505        112,067
   Oilfield Waste ..........................        36,948         37,105
   Corporate ...............................        11,965          5,519
                                                  --------       --------
      Total ................................      $352,177       $339,738
                                                  ========       ========

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

The Commercial Wastewater Division generated $39.2 million, or 63.2%, of our revenues for the quarter ended June 30, 2001. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties. Beginning in January 2001, we began curtailing these brokerage activities as they are a very low margin producer. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $16.1 million, or 25.9%, of our revenues for the quarter ended June 30, 2001. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $6.8 million, or 10.9%, of our revenues for the quarter ended June 30, 2001. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years. For operations classified as held for sale, we suspend depreciation and adjust amortization on the underlying assets.

The seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUES. Revenues for the quarter ended June 30, 2001 decreased $2.4 million, or 3.7%, from $64.5 million for the quarter ended June 30, 2000 to $62.1 million for the quarter ended June 30, 2001. The Commercial Wastewater Division contributed $44.8 million, or 69.5%, of second quarter 2000 revenues and $39.2 million, or 63.2%, of second quarter 2001 revenues. Collection and processing fees generated $35.1 million, or 78.4%, and $32.7 million, or 83.4%, of the Commercial Wastewater Division's revenues for the second quarters of 2000 and 2001, respectively. This decrease reflects the sale of the Allison facility and our decision to discontinue our tank cleaning operations in Houston, Texas, as well as a decline in our biosolids business in New York. In addition, the 2000 period benefitted from revenues generated from a major oil spill project. By-product sales generated the remaining $9.7 million, or 21.6%, and $6.5 million, or 16.6%, of the Commercial Wastewater Division's revenues for the second quarters of 2000 and 2001, respectively. By-product sales decreased due primarily to lower brokered ethanol sales.

The Industrial Wastewater Division contributed $13.9 million, or 21.5%, of second quarter 2000 revenues and $16.1 million, or 25.9%, of second quarter 2001 revenues. The Industrial Wastewater Division's revenues increased $2.2 million, or 15.9%, due primarily to improved performance at our Detroit facility, which is now operating closer to normal capacity compared to performance in the prior period. Collection and processing fees generated $12.6 million, or 90.8%, and $14.5 million, or 90.1%, of the Industrial Wastewater Division's revenues for the second quarters of 2000 and 2001, respectively. By-product sales generated the remaining $1.3 million, or 9.2%, and $1.6 million, or 9.9%, of the Industrial Wastewater Division's revenues for the second quarters of 2000 and 2001, respectively.

The Oilfield Waste Division contributed $5.8 million, or 9.0%, of second quarter 2000 revenues and $6.8 million, or 10.9%, of second quarter 2001 revenues. The Oilfield Waste Division's revenues increased approximately $1.0 million, or 15.8%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses decreased $3.5 million, or 7.1%, from $48.8 million for the quarter ended June 30, 2000 to $45.3 million for the quarter ended June 30, 2001. As a percentage of revenues, operating expenses decreased from 75.7% in the second quarter of 2000 to 73.1% in the second quarter of 2001. This decrease was due primarily to lower brokered ethanol sales, which produce margins in the range of -2.0% to 2.0%. Operating improvements implemented at our Houston, San Antonio and dated beverage facilities also contributed to this decrease. These improvements were offset in part by increased energy costs incurred in waste processing and disposal operations, particularly in California.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $402,000, or 8.5%, from $4.7 million for the quarter ended June 30, 2000 to $4.3 million for the quarter ended June 30, 2001. As a percentage of revenues, depreciation and amortization expenses decreased from 7.4% in the second quarter of 2000 to 7.0% in the second quarter of 2001. This decrease resulted primarily from the discontinued recognition of depreciation and adjusted amortization expenses related to our operations held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $345,000, or 5.3%, from $6.5 million for the quarter ended June 30, 2000 to $6.9 million for the quarter ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses were 10.1% for the second quarter of 2000 and 11.1% for the second quarter of 2001. This increase was attributable to the settlement of three unrelated legal proceedings for $657,000.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $59,000, or 2.3%, from $2.6 million for the quarter ended June 30, 2000 to $2.5 million for the quarter ended June 30, 2001.

INCOME TAXES. The provision for income taxes increased $3.8 million, or 419.2%, from $0.9 million for the quarter ended June 30, 2000 to $4.7 million for the quarter ended June 30, 2001 as a result of increased taxable income. The effective income tax rate for the period ended June 30, 2000 was 50.2% compared to 48.4% for the period ended June 30, 2001. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

SIX MONTHS ENDED JUNE 30, 2000 AND 2001

REVENUES. Revenues for the six month period ended June 30, 2001 decreased $2.5 million, or 2.1%, from $122.7 million for the six month period ended June 30, 2000 to $120.1 million for the six month period ended June 30, 2001. The Commercial Wastewater Division contributed $85.2 million, or 69.4%, of revenues for the six months ended June 30, 2000 and $75.2 million, or 62.6%, of revenues for the six months ended June 30, 2001. Collection and processing fees generated $67.0 million, or 78.6%, and $60.0 million, or 79.8%, of the Commercial Wastewater Division's revenues for the six month periods ended June 30, 2000 and 2001, respectively. This decrease reflects the sale of the Allison facility and our decision to discontinue our tank cleaning operations in Houston, as well as a decline in our biosolids business in New York and our remediation and emergency response business in San Antonio. In addition, the 2000 period benefitted from revenues generated from a major oil spill project. By-product sales generated the remaining $18.2 million, or 21.4%, and $15.2 million, or 20.2%, of the Commercial Wastewater Division's revenues for the 2000 and 2001 periods, respectively. This decrease in by-product sales was due primarily to lower brokered ethanol sales.

The Industrial Wastewater Division contributed $26.4 million, or 21.5%, of revenues for the six months ended June 30, 2000 and $31.6 million, or 26.3%, of revenues for the six months ended June 30, 2001. The Industrial Wastewater Division's revenues increased $5.2 million, or 19.8%, due primarily to improved performance at our Detroit facility, which is now operating closer to normal capacity compared to performance in the prior period. Collection and processing fees generated $23.9 million, or 90.4%, and $28.5 million, or 90.2%, of the Industrial Wastewater Division's revenues for the six month periods ended June 30, 2000 and 2001, respectively. By-product sales generated the remaining $2.5 million, or 9.6%, and $3.1 million, or 9.8%, of the Industrial Wastewater Division's revenues for the six month periods ended June 30, 2000 and 2001, respectively.

The Oilfield Waste Division contributed $11.1 million, or 9.1%, of revenues for the six months ended June 30, 2000 and $13.3 million, or 11.1%, of revenues for the six months ended June 30, 2001. The Oilfield Waste Division's revenues increased approximately $2.2 million, or 19.7%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses decreased $2.9 million, or 3.1%, from $92.5 million for the six months ended June 30, 2000 to $89.6 million for the six months ended June 30, 2001. As a percentage of revenues, operating expenses decreased from 75.4% for the six month period ended June 30, 2000 to 74.6% for the six month period ended June 30, 2001. This decrease was due primarily to lower brokered ethanol sales, which produce margins in the range of -2.0% to 2.0%. Operating improvements implemented at our Detroit, Houston, San Antonio and dated beverage facilities also contributed to this decrease. These improvements were offset in part by increased energy costs incurred in waste processing and disposal operations, particularly in California.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $783,000, or 8.3%, from $9.4 million for the six months ended June 30, 2000 to $8.6 million for the six months ended June 30, 2001. As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% for the six month period ended June 30, 2000 to 7.2% for the six month period ended June 30, 2001. This improvement was attributable primarily to the discontinued recognition of depreciation and adjusted amortization expenses related to our operations held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $891,000, or 6.5%, from $13.7 million for the six months ended June 30, 2000 to $12.8 million for the six months ended June 30, 2001. As a percentage of revenues, selling, general and administrative expenses were 11.2% for the six month period ended June 30, 2000 and 10.7% for the six month period ended June 30, 2001. This improvement resulted primarily from decreased bad debt expense, partially offset by legal fees.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $230,000, or 4.6%, from $5.0 million for the six month period ended June 30, 2000 to $5.3 million for the six month period ended June 30, 2001. This increase resulted primarily from higher interest rates and interest expense incurred on increased borrowings used to fund our working capital needs.

INCOME TAXES. The provision for income taxes increased $4.1 million, or 413.0%, from $1.0 million for the six month period ended June 30, 2000 to $5.1 million for the six month period ended June 30, 2001 as a result of increased taxable income. The effective income tax rate for the six months ended June 30, 2000 was 49.5% compared to 48.2% for the six months ended June 30, 2001. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

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

   OPERATING CASH FLOWS

Cash flows from operations were $12.6 million and $12.4 million for the six months ended June 30, 2000 and 2001, respectively. This decrease in operating cash flows was primarily attributable to a decrease in accounts payable and other accrued liabilities partially offset by increased net income. We had negative net working capital of ($61.3) million at June 30, 2001, compared to net working capital of $11.1 million at December 31, 2000. This decrease in net working capital was due primarily to the reclassification of all amounts owed under our revolving credit facility to current liabilities. Net working capital exclusive of amounts owed under the revolving credit facility increased $0.2 million.

At June 30, 2001, we had a $7.1 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $10.5 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities. As of June 30, 2001, we also had a $3.8 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In 2001, we expect to pay approximately $465,000 of remediation reserves.

We also had $3.2 million of special charge reserves remaining in accrued liabilities as of June 30, 2001. The majority of these remaining charges are expected to be paid in 2001. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at June 30, 2001. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines and penalties) that could be assessed against the Detroit facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity. For the remainder of 2001, we expect to pay approximately $1.2 million in legal fees relating to regulatory proceedings and on-going litigation.

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

   INVESTING ACTIVITIES

Capital expenditures for our continuing operations during the six months ended June 30, 2001 were $3.0 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last two quarters of 2001 are estimated at approximately $6.2 million, which include capital expenditures for businesses that we anticipate selling in 2001. Approximately $3.5 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. The remaining $2.7 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment.

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

For the last two quarters of 2001, we expect to generate $19.7 million net proceeds from the sale of assets; however, there can be no assurance that we will be able to sell any of the assets held for sale or that we will be able to obtain any particular amount from any such sale. Upon receipt, these funds will be used to reduce the debt balance on our credit facility and are not needed to fund ongoing operations.

   FINANCING ACTIVITIES

At June 30, 2001, approximately $94.6 million of principal payments on debt obligations were payable during the next twelve months. $93.0 million of these payments represent amounts due under our revolving credit facility, which we intend to refinance prior to February 2002. The remaining $1.6 million of principal payments due are expected to be funded from operating cash flows, which net of budgeted capital expenditures are expected to be approximately $14.2 million for the year.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements. As a result of the events described in the following paragraph, as of August 1, 2001, the amount of the credit facility was reduced to $114.0 million, but is limited to $109.0 million except with the approval of the banks. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. The credit facility, which matures on February 1, 2002, prohibits the payment of dividends and requires us to comply with certain affirmative, negative, subjective and financial covenants. The amount of secured and unsecured debt that we may owe to third parties outside the credit facility is limited to $5 million each, and the amount of capital expenditures that we can make in any fiscal year is limited to $10 million. The capital expenditures budgeted for 2001 are less than the capital expenditures permitted by the credit facility.

The Company and its lenders have agreed to reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001. In addition, we have agreed that, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of our lawsuit against National Steel Corporation, and that reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001. On April 23, 2001, the amount of the credit facility was reduced by $5.25 million to reflect the cash proceeds, net of legal fees and taxes, received from (i) our settlement with National Steel Corporation, and
(ii) the sale of certain operations held for sale. On August 1, 2001, the amount of the credit facility was further reduced by $0.75 million to reflect the cash proceeds, net of legal fees and taxes, received from the sale of a portion of our Northeast operations. These reductions of the credit facility completely satisfied the $5 million reduction scheduled to occur on July 31, 2001 and reduced the amount of the reduction scheduled to occur on December 31, 2001 from $5 million to $4.0 million. After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business (which includes operations held for sale) and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.

Because the credit facility matures on February 1, 2002, the outstanding debt balance under the facility has been reclassified as a current liability. Prior to the maturity of the credit facility, we must either extend the term of the credit facility or obtain an alternative source of financing. Management believes the Company will be able to do so.

The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell is demoted or ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. At June 30, 2001, we had borrowed approximately $93.0 million under the credit facility. As of August 7, 2001, the balance of the credit facility had been increased to $94.0 million. Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows. As of both June 30, 2001 and August 7, 2001, amounts outstanding under the credit facility were accruing interest at approximately 9.1% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.3%.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations (including debt associated with operations held for sale) approximates $99.3 million as of June 30, 2001.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of June 30, 2001, $93.0 million and $1.8 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of August 7, 2001, $94.0 million and $1.8 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of both June 30, 2001 and August 7, 2001, amounts outstanding under the revolving credit facility were accruing interest at approximately 9.1% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.3% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of June 30, 2001 would approximate 38 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $88,000 assuming the amount of debt outstanding remains constant.

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


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

REGULATORY PROCEEDINGS

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA. On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility's receipt, processing and disposal of hazardous waste. As a result of the execution of the search warrant, the facility temporarily ceased operations. According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility. The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility's permit and the Clean Water Act, and
(ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA. According to the affidavit, the facility has been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999. It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI. All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in our consolidated financial statements at June 30, 2001. However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility. Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact. The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of the Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility. During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal. Shortly thereafter, Waste Management asserted a claim against us for damages relating to the disposal of PCB contaminated materials at its landfill. In December 2000, we agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that were inadvertently delivered to its landfill. Based upon the information available, we have continued to maintain a reserve to cover the costs of disposing of any improperly delivered PCB contaminated materials. As of June 30, 2001, the balance of this reserve was $1.3 million.

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

In addition to filing suit against National Steel, we also submitted claims under our pollution liability insurance policy and our property damage/business interruption insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill. Our claim under the pollution liability policy has been denied and we do not intend to pursue this claim further. We are attempting to negotiate a resolution of our claim under the property damage/business interruption policy.

During the fourth quarter of 1999, the EPA notified us that it had determined that our Detroit facility was no longer eligible to receive waste generated as a result of removal or remedial activities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). In July 2001, the Detroit facility was re-certified by the EPA to receive CERCLA waste.

In June 1999, we were notified that the Louisiana Department of Environmental Quality (the "LDEQ") was seeking to terminate the discharge permit held by our Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana. In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility's failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility's acceptance and processing of hazardous materials not covered by the terms of its permit. In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving the LDEQ's allegations. A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement have been published in accordance with Louisiana law. Under the terms of the settlement agreement, we agreed to pay a civil assessment of $525,000 to the LDEQ. In addition, we agreed to contribute $675,000 to certain Supplemental Environmental Projects ("SEPs") approved by the LDEQ to benefit the environment. In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility. These charges, which total $1.2 million, remain accrued as of June 30, 2001. The settlement agreement was approved by the Louisiana Attorney General and signed by the LDEQ in July 2001. As a result, we will fund the settlement during the third quarter of 2001.

In the fourth quarter of 1999, the EPA notified us of certain alleged violations of RCRA by our Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and improperly disposed of such waste. In July 2001, we entered into a consent agreement with the EPA resolving the EPA's allegations. Under the terms of the settlement agreement, we agreed to pay a civil penalty of $200,000 to the EPA and make certain improvements to the facility. All of the agreed upon improvements to the facility have been completed and, therefore, we will not incur any additional costs in connection therewith.

The EPA also notified us in 1999 that it believed that approximately 3.0 million gallons of liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. Although we believed that the waste could be handled as nonhazardous waste in accordance with the terms of the facility's permit, we have delivered a portion of the waste to a third party for disposal and are discussing with the EPA whether the remaining waste may be processed by the facility. During 1999, we established a $2.5 million reserve for costs incurred in the event that it was ultimately determined that this waste had to be delivered to a third party for processing and disposal. As of June 30, 2001, approximately $0.4 million of this reserve remains accrued.

As previously reported, our Re-Claim Louisiana facility ceased on-going operations in early 2001.

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

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party's respective share of the cost of remediating the sites. Romic's share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%. Based upon the information available, we have continued to maintain a reserve to cover Romic's estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June 30, 2001, the balance of this reserve was $3.8 million. Management believes that this reserve is sufficient to satisfy Romic's obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic's actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a business that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site. Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site. As of June 30, 2001, the balance of this reserve was $145,000. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (the "ATF"). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (the "FET") that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During the second quarter of 2000, the ATF conducted an inspection at our Louisville, Kentucky facility. At the conclusion of the inspection of the Louisville facility, the ATF preliminarily notified us that it intends to deny certain refund claims totaling approximately $1.2 million due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF has proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the second half of 2000, the ATF conducted an inspection at our Parallel Products facility in Rancho Cucamonga, California. During the first quarter of 2001, the ATF notified us that it intends to deny refund claims submitted by the Rancho Cucamonga facility totaling approximately $413,000 for allegedly inadequate, incomplete or unsubstantiated supporting documentation. We have worked closely with the ATF throughout this inspection process and have implemented revised or upgraded procedures at the facilities to assure that documentation for future refund claims is in full compliance with the applicable requirements. We are also engaging in discussions with the ATF concerning the potential denied claims and believe that a satisfactory resolution can be reached. During 2000, we established a reserve for any amounts that we would be required to pay to our customers or the ATF in the event any refund claims are ultimately denied by the ATF and to cover the proposed civil penalty. As of June 30, 2001, the total of this reserve was $1.0 million.

The Emergency Planning and Community Right-to-Know Act of 1986 (the "EPCRA") requires, among other things, that certain of our facilities submit to the EPA and designated state officials a form providing information about each of certain toxic chemicals that are manufactured, processed or used at the facility. During May 2001, the EPA notified us that the Romic California facility had violated EPCRA by failing to timely file the required forms for the calendar year 1998. The EPA has not initiated a formal enforcement action seeking penalties against the facility and we are attempting to negotiate a resolution with the EPA. We believe that the ultimate resolution of this matter will not have a material adverse effect on our business, results of operations or financial condition.

LITIGATION

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled IN
RE: U S LIQUIDS SECURITIES LITIGATION, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint. The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company's common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company's financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys' and experts' fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. During 2000, we filed a motion to dismiss the plaintiffs' consolidated complaint. In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint. The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal. Accordingly, it is our understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

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

On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership ("Parallel"). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement.

On August 30, 2000, the former owners of Randee Corporation, a corporation that we acquired in June 1999, brought an action against the Company in the District Court of Angelina County, Texas. The plaintiffs, who received cash and Company common stock in consideration for their stock in Randee Corporation, alleged that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition. In May 2001, we entered into a settlement agreement with the plaintiffs. Under the terms of the settlement agreement, during the second quarter of 2001, we paid $525,000 to the plaintiffs and transferred to an affiliate of the plaintiffs our waste processing facility located in Los Fresnos, Texas and certain equipment utilized at the facility. In addition, we agreed, among other things, that our American Wastewater facility in Houston, Texas would provide at no charge to an affiliate of the plaintiffs up to $575,000 of waste processing and disposal services.

Our American Wastewater facility in Houston, Texas is the largest of two facilities located in the Houston area that process and dispose of grease trap waste collected by independent waste haulers. During 1999, Downstream Environmental, L.L.C. applied for a permit to build and operate another grease trap waste disposal facility in Houston that would also service independent waste haulers. On October 23, 2000, the Company and our subsidiary, U S Liquids of Texas, Inc., were sued in the United States District Court for the Southern District of Texas, Houston Division, in an action entitled DOWNSTREAM ENVIRONMENTAL, L.L.C. AND DAN NOYES V. U S LIQUIDS INC., ET AL. In this action, the plaintiffs allege, among other things, that (i) our employees made false statements about the plaintiffs in an attempt to generate opposition to their permit application, and (ii) our facility restrains trade in the grease trap waste disposal business by threatening to refuse access to the facility to certain independent waste haulers or to impose onerous requirements on such haulers for use of the facility; all for the purpose of creating or maintaining a monopoly in the grease trap waste disposal business in Houston, Texas. The plaintiffs are seeking, among other things, preliminary and permanent injunctive relief, unspecified compensatory damages, punitive and treble damages, interest, attorneys' fees and costs, and such other relief as the court deems proper. We believe that the claims asserted by the plaintiffs are without merit.

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

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, we become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens' groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate, or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements. From time to time, we pay fines or penalties in governmental proceedings relating to our operations. We believe that these matters will not have a material adverse effect on our business, results of operations or financial condition. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 10, 2001, the annual meeting of stockholders of the Company was held in Houston, Texas. The items of business considered at the annual meeting were as follows:

      (1) the election of James F. McEneaney, Jr. and Alfred Tyler 2nd to serve as directors of the Company for a term of three years;

      (2)   the approval of the U S Liquids Inc. 2001 Stock Awards Plan; and

      (3) the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 2001.


At the annual meeting, 13,240,304 shares were voted FOR the election of James F. McEneaney, Jr. and 936,920 shares were WITHHELD; and 13,239,004 shares were voted FOR the election of Alfred Tyler 2nd and 938,220 shares were WITHHELD. 3,707,422 shares were voted FOR the approval of the U S Liquids 2001 Stock Awards Plan, 4,360,587 shares were voted AGAINST, and 41,440 shares ABSTAINED. 13,576,268 shares were voted FOR the ratification of the selection of Arthur Andersen LLP as the Company's independent accountants for 2001, 227,586 shares were voted AGAINST, and 373,370 shares ABSTAINED.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   U S LIQUIDS INC.


Date: August 7, 2001                   /s/ MICHAEL P. LAWLOR
                                       ----------------------------------------
                                       Michael P. Lawlor, Chairman and
                                       Chief Executive Officer


Date: August 7, 2001                   /s/ EARL J. BLACKWELL
                                       ----------------------------------------
                                       Earl J. Blackwell, Senior Vice President
                                       and Chief Financial Officer