Form 10-Q
period 2001-09-30
U S LIQUIDS INC
filed 2001-11-13
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number: 001-13259

U S LIQUIDS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0519797 (I.R.S. Employer Identification Number)

411 N. Sam Houston Parkway East, Suite 400, Houston, TX 77060-3545

281-272-4500

(Address and telephone number of registrant's principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes      ☐ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common Stock, $.01 par value

16,026,481 shares as of November 9, 2001

U S LIQUIDS INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

U S LIQUIDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31, 2000	SEPTEMBER 30, 2001
		(Unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,176	$1,052
Accounts receivable, less allowances of $1,070 and $916 (unaudited), respectively	37,139	38,768
Inventories	2,254	2,398
Prepaid expenses and other current assets	14,941	14,707
Operations held for sale	23,745	16,019
Total current assets	$80,255	$72,944

PROPERTY, PLANT AND EQUIPMENT, net	108,246	102,913
INTANGIBLE ASSETS, net	162,809	159,251
OTHER ASSETS, net	867	889
Total assets	$352,177	$335,997

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$22,993	$91,450
Accounts payable	17,579	12,779
Accrued expenses and other current liabilities	25,594	23,241
Operations held for sale	2,996	1,200
Total current liabilities	$69,162	$128,670

LONG-TERM OBLIGATIONS, net of current maturities	88,526	4,479
PROCESSING RESERVE, net of current	5,445	4,705
CLOSURE AND REMEDIATION RESERVES, net of current	10,834	10,131
OTHER LONG-TERM LIABILITIES	2,577	1,148
DEFERRED INCOME TAXES	10,763	12,909
Total liabilities	$187,307	$162,042

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or outstanding	$–	$–
Common stock, $.01 par value, 30,000,000 shares authorized, 15,818,729 and 16,026,481 (unaudited) shares issued and outstanding, respectively	158	160
Additional paid-in capital	176,939	177,122
Retained deficit	(12,204)	(3,304)
Accumulated other comprehensive loss - foreign currency translation adjustment	(23)	(23)
Total stockholders’ equity	$164,870	$173,955
Total liabilities and stockholders’ equity	$352,177	$335,997

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2000	2001	2000	2001

REVENUES	$63,022	$58,438	$185,673	$178,546

OPERATING EXPENSES	48,287	41,682	140,781	131,299

DEPRECIATION AND AMORTIZATION	4,862	4,463	14,272	13,091

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,749	6,877	19,474	19,710

SPECIAL INCOME, net	--	(2,988)	--	(9,747)

INCOME FROM OPERATIONS	$4,124	$8,404	$11,146	$24,193

INTEREST EXPENSE, net	2,665	2,169	7,953	7,638

OTHER INCOME, net	(103)	(18)	(366)	(233)

INCOME BEFORE PROVISION FOR INCOME TAXES	$1,562	$6,253	$3,559	$16,788

PROVISION FOR INCOME TAXES	773	2,814	1,762	7,888

NET INCOME	$789	$3,439	$1,797	$8,900

BASIC EARNINGS PER COMMON SHARE	$0.05	$0.21	$0.11	$0.56

DILUTED EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE	$0.05	$0.20	$0.11	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	15,797	16,021	15,797	15,975

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,202	16,851	16,389	16,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,797	$8,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,272	13,091
Net (gain) loss on sale of property, plant and equipment	42	(76)
Deferred income tax provision	3,013	6,307
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(1,849)	(1,650)
Inventories	(682)	(144)
Prepaid expenses and other current assets	2,718	(2,970)
Intangible assets	(817)	(662)
Other assets	603	(117)
Accounts payable, accrued expenses and other current liabilities	(2,756)	(7,167)
Other long-term liabilities	791	(1,456)
Closure, remediation and processing reserves	(3,409)	(1,443)
Operations held for sale, net	--	1,814
Net cash provided by operating activities	$13,723	$14,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(15,385)	$(4,785)
Proceeds from sale of property, plant and equipment	484	987
Proceeds from sale of businesses	--	3,947
Cash paid for acquisitions, net of subsequent purchase adjustments	(2,374)	(64)
Net cash provided by (used in) investing activities	$(17,275)	$85

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	$29,332	$6,860
Principal payments on long-term obligations	(25,625)	(22,681)
Proceeds from exercise of stock options and employee stock purchase plan	5	185
Net cash provided by (used in) financing activities	$3,712	$(15,636)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	$41	$--

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$201	$(1,124)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,398	2,176
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,599	$1,052

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$7,511	$7,675
Cash received for income taxes, net	(3,202)	(13)
Assets acquired under capital leases	426	--
Liabilities issued and assumed related to acquisitions	207	--

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

In addition to filing suit against National Steel, the Company also submitted a claim under its property damage policy for losses incurred as  a result of the temporary closing of the facility in August 1999 and the delivery of PCB contaminated waste to a landfill owned by Waste Management, Inc.  During the third quarter of 2001, the Company agreed to accept $3.75 million in complete satisfaction of its claim under the policy.  These funds were paid to the Company in August 2001.

As previously reported, during the fourth quarter of 2000, the Company approved the divestiture of several of its non-core operations and recorded special charges of $19.7 million relating thereto.  Effective July 31, 2001, part of the Northeast operations was sold.  An additional  loss of $0.7 million was provided at June 30, 2001 based on the information available.  In August and September 2001, additional portions of the Northeast operations were sold and losses of $0.8 million were recognized as a result of these sales.

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

4.  INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 2000 and September 30, 2001, consisted of processed by-products of $1.6 million and $1.0 million, respectively, and unprocessed by-products of $0.7 million and $1.4 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

5.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of income are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(In thousands)
	(Unaudited)
Operating expenses	$3,174	$2,927	$9,274	$8,603
Selling, general and administrative expenses	297	274	806	828
Amortization expenses	1,391	1,262	4,192	3,660
Total depreciation and amortization expense	$4,862	$4,463	$14,272	$13,091

6.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 2000 and 2001, respectively, is illustrated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(In thousands, except share data)
	(Unaudited)
Numerator:
For basic and diluted earnings per share –
Net income available to common stockholders	$789	$3,439	$1,797	$8,900

Denominator:
For basic earnings per share –
Weighted-average shares	15,796,673	16,020,534	15,796,508	15,974,903

Effect of dilutive securities:
Stock options and warrants	405,120	830,131	592,446	712,611

Denominator:
For diluted earnings per share –
Weighted-average shares and assumed conversions	16,201,793	16,850,665	16,388,954	16,687,514

As of September 30, 2000 and 2001, there were 1,278,172 and 1,073,620 employee stock options and warrants, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

7.   COMPREHENSIVE INCOME

The Company’s comprehensive income, which encompasses net income and foreign currency translation adjustments, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(In thousands)
	(Unaudited)
Net income	$789	$3,439	$1,797	$8,900

Foreign currency translation adjustments	9	-	41	-

Comprehensive income	$798	$3,439	$1,838	$8,900

8.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”)  No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133.  This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  The statement, as amended and which is to be applied prospectively, was effective for the Company’s quarter ending March 31, 2001.  The Company adopted SFAS No. 133, as amended, on January 1, 2001.  Adoption of this statement did not have a material impact on the financial position or results of operations of the Company as it has not engaged or entered into any arrangements usually associated with derivative instruments historically or during the nine months ended September 30, 2001.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets."  The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired.  Any related losses will be recognized in earnings when incurred.  The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001.  The adoption of these statements will eliminate annual amortization expense related to goodwill by approximately $4.9 million in future periods, and may result in the recording of impairment losses.  The Company is in the process of assessing the potential impact of adopting these statements, which could have a material adverse effect on the Company's consolidated position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs.  SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002.  The Company is considering the provisions of SFAS 143 and at present has not determined the impact of adopting SFAS 143.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001.  The Company is considering the provisions of SFAS 144 and at present has not determined the impact of adopting SFAS 144.

9.  OPERATIONS HELD FOR SALE

During the fourth quarter of 2000, the Company's Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division.  The types of liquid waste managed at these facilities held for sale include industrial wastewaters, biosolids and grease and grit trap waste.  As discussed in Notes 2 and 3 to the financial statements in the Company's Form 10-K for the year ended December 31, 2000, the Company has recorded charges to write down the carrying value of certain assets to fair value, less costs to sell.  In determining fair value, the Company considered, among other things, the range of preliminary purchase prices being discussed with potential buyers.  For operations classified as held for sale, the Company suspends depreciation on property, plant and equipment.  In addition, the Company revalued the goodwill and, therefore, adjusted the related amortization.   Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the three and nine month periods ended September 30, 2001 would have been greater by $0.4 million and $1.6 million, respectively.

Operational information included in the condensed consolidated statements of income regarding the businesses classified as operations held for sale at September 30, 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(In thousands)
	(Unaudited)
Revenues	$10,254	$6,253	$30,372	$22,186

Income (loss) before interest and taxes (EBIT)(a)	582	(55)	1,574	470

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

Information regarding the businesses classified as operations held for sale as of September 30, 2001 is as follows (in thousands, unaudited):

Cash and cash equivalents	$232
Receivables, net	3,248
Other current assets	487
Property and equipment and other non-current assets, net	12,052
Current maturities of long-term obligations	(30)
Other current liabilities	(1,170)
Net operations held for sale	$14,819

Currents assets:
Operations held for sale	$16,019
Current liabilities:
Operations held for sale	1,200
Net operations held for sale	$14,819

10.    COMMITMENTS AND CONTINGENCIES

Regulatory Proceedings

In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan.  This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA.  On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation ("FBI") executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility’s receipt, processing and disposal of hazardous waste.  As a result of the execution of the search warrant, the facility temporarily ceased operations.  According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility.  The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA.  According to the affidavit, the facility had been knowingly violating the Clean Water Act and RCRA since 1997, which was before the Company acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999.  It is the Company's understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.  All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in the Company's  consolidated financial statements at September 30, 2001.  However, due to the current status of the investigation, the Company is unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility.  Accordingly,  the Company cannot project the ultimate outcome of the investigation or its potential impact.  The imposition of a substantial fine or penalty against the facility could have a material adverse effect on the Company's business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of the Detroit facility,  the Company began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility.  During these tests, the Company discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal.  Shortly thereafter, Waste Management asserted a claim against the Company  for damages relating to the disposal of PCB contaminated materials at its landfill.  In December 2000,  the Company agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that were inadvertently delivered to its landfill.   During the third quarter of 2001, the Company paid $1.3 million to Waste Management in reimbursement of such costs.  The Company does not anticipate making any further payments to Waste Management in connection with this matter; however, there can be no assurance that Waste Management will not seek reimbursement for additional costs incurred.

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

In addition to filing suit against National Steel,  the Company also submitted claims under its pollution liability insurance policy and its property damage insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill.  The Company's claim under the pollution liability policy has been denied and the Company does not intend to pursue this claim further.   During the third quarter of 2001, the Company agreed to accept $3.75 million in complete satisfaction of its claim under the property damage policy.  These funds were paid to the Company in August 2001.

In June 1999,  the Company was notified that the Louisiana Department of Environmental Quality ("LDEQ") was seeking to terminate the discharge permit held by the Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana.  In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility’s failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility’s acceptance and processing of hazardous materials not covered by the terms of its permit.  In January 2000, the Company entered into a tentative settlement agreement with the LDEQ resolving  the LDEQ’s allegations.  A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement were published in accordance with Louisiana law.  Under the terms of the settlement agreement, in August 2001, the Company paid a civil assessment of $525,000 to the LDEQ and contributed $675,000 to certain Supplemental Environmental Projects approved by the LDEQ to benefit the environment.  In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility.

The EPA notified the Company in 1999 that liquid waste received by the Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  The Company believed that the waste could be handled as nonhazardous waste.   A reserve was established for costs incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of September 30, 2001, approximately $0.9 million of this reserve remains accrued to process and dispose of the remaining waste.

As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

During October and November of 1999, the California Department of Toxic Substances Control ("DTSC") inspected the Company's processing facility in East Palo Alto, California, and the Company's transfer facility in Redwood City, California.  On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities.  Although the Company disputed the alleged violations, the DTSC has not initiated a formal enforcement action seeking penalties against either facility and the Company does not anticipate that an enforcement action will be brought against either facility.  Even if an enforcement action is initiated, the Company does not believe that such an action would have a material adverse effect on its business, results of operations or financial condition.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%.  Based upon the information  available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of September 30, 2001, the balance of this reserve was $3.5 million, of which $0.5 million is expected to be paid during 2001.  Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a business that was acquired by the Company in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site.  Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site.  As of September 30, 2001, the balance of this reserve was  $145,000.  The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms ("ATF").  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes ("FET") that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at the Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When customers return distilled spirits, wine or beer from commerce to one of the Company's facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at the Louisville, Kentucky and Rancho Cucamonga, California facilities.  At the conclusion of these inspections,  the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company's customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company's documentation.  During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to the Company's customers, the ATF was assessing taxes of $1.175 million against the facilities.  This assessment does not address approximately $525,000 of  refund claims submitted by the Company on behalf of its customers and not yet paid by the ATF.  The Company is currently engaging in discussions with its customers and the ATF concerning the refund claims in question and believes that a satisfactory settlement  can be reached with its customers and the ATF.  During 2000,  the Company established a reserve for any amounts that it would be required to pay to its customers or the ATF in the event any refund claims were ultimately denied by the ATF.  As of September 30, 2001, the total of this reserve was  $1.1 million.  Based upon the Company's on-going discussions with the ATF and its customers, management believes that this reserve is sufficient.

The Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA") requires, among other things, that certain of the Company's facilities submit to the EPA and designated state officials a form providing information about each of certain toxic chemicals that are manufactured, processed or used at the facility.  During May 2001, the EPA notified the Company that the Romic California facility had violated EPCRA by failing to timely file the required forms for the calendar year 1998.  During the third quarter of 2001, the facility filed the delinquent forms and the Company entered into a settlement agreement with the EPA resolving the matter.  Under the terms of the settlement agreement, the Company agreed to pay a fine of approximately $55,000 and install a closed switching and pumping station in its truck loading liquid transfer area.  These improvements to the facility, which will cost approximately $295,000 and  are being capitalized as costs are incurred, will reduce the amount of air pollutants released by the facility by approximately twenty percent.  The $55,000 fine was reserved at September 30, 2001 and was paid in full during October 2001.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division.  These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint.  The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in the Company's March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999.  The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Detroit facility and the Company’s financial condition in the prospectus relating to the Company's March 1999 stock offering and in certain other public filings and announcements made by the Company.   The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.  During 2000, the Company filed a motion to dismiss the plaintiffs' consolidated complaint.  In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint.  The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal.  Accordingly, it is the Company's understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Detroit facility and the securities class action described above.  Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above.  The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs.  The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.  The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders.   As of the date of this report, no ruling has been made by the court on the motion to dismiss.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies ("Reliance") provided casualty insurance coverage for the Company and its subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that were acquired by the Company between 1997 and 2000.  During the Reliance coverage periods, various events occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance has been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute.  We cannot estimate at this time the impact on the Company, if any, that will result from Reliance being placed into liquidation.

The Company's business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters.  During the ordinary course of business, the Company becomes involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens’ groups.  In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which  the Company operates or is seeking to operate, or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements.  From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations.  The Company believes that these matters will not have a material adverse effect on its business, results of operations or financial condition.  However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

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

The Company is involved in various other legal actions arising in the ordinary course of  business.  Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

11.   CREDIT FACILITIES

As of April 1, 2001, the Company had a $120.0 million revolving credit facility with a group of banks under which it could borrow to fund working capital requirements.  As described further below, during the second and third quarters of 2001, the amount of the credit facility was reduced by $8.75 million to reflect cash proceeds, net of legal fees and taxes, received from (i) the Company's settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale.  After giving effect to these reductions, as of September 30, 2001, the amount of the Company's revolving credit facility was $111.25  million.  The total amount of debt outstanding under the credit facility is limited at all times, except with the approval of the banks, to $5 million less than the current amount of the credit facility.  As such, at September 30, 2001, $106.25 million was available under the credit facility.

The credit facility matures on February 1, 2002.  As of September 30, 2001, the Company has reflected the outstanding debt balance under the credit facility as a current liability.  Prior to the expiration of the credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.

In March 2001, the Company and its lenders agreed to reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001.  In addition, the Company and its lenders also agreed that, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of the Company's lawsuit against National Steel Corporation, and that reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001.

On April 23, 2001, the amount of the credit facility was reduced by $5.25 million to reflect the cash proceeds, net of legal fees and taxes, received from (i) the Company's settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale.  This $5.25 million reduction of the credit facility completely satisfied the $5 million reduction scheduled to occur on July 31, 2001 and reduced the amount of the reduction scheduled to occur on December 31, 2001 from $5 million to $4.75 million.  During the third quarter of 2001, the amount of the credit facility was further reduced by $3.5 million to reflect the cash proceeds, net of legal fees and taxes, received from the sale of certain operations held for sale.  This $3.5 million reduction of the credit facility reduced the amount of the reduction scheduled to occur on December 31, 2001 to $1.25 million.   After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business (which includes operations held for sale) and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.  As of  September 30, 2001, $88.0 million was outstanding under the credit facility and was accruing interest at approximately 7.9% per year.  The Company has agreed to pay a commitment fee varying from 0.35% to 0.55% on the unused portion of the credit facility.  As of September 30, 2001, the unused portion of the credit facility was $23.25 million of which $18.25 million was available, including $3.75 million in letters of credit outstanding.

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

During 1999, the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.3% per year.  As of September 30, 2001, $1.6 million remained outstanding.

12.  SEGMENT INFORMATION

The Company's subsidiaries are organized into three divisions - the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division.  The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams.  The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams.  The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

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

The following is a summary of key business segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	2001	2000	2001
	(In thousands)
	(Unaudited)
Revenue --
Commercial Wastewater	$43,332	$34,408	$128,481	$109,605
Industrial Wastewater	14,793	16,805	41,150	48,370
Oilfield Waste	4,897	7,225	16,042	20,571
Total	$63,022	$58,438	$185,673	$178,546

Income from operations --
Commercial Wastewater	$1,754	$2	$2,772	$1,973
Industrial Wastewater	655	4,465	930	11,312
Oilfield Waste	1,715	3,937	7,444	10,908
Total	$4,124	$8,404	$11,146	$24,193

Depreciation and amortization expense --
Commercial Wastewater	$2,953	$2,321	$8,534	$7,014
Industrial Wastewater	1,130	1,198	3,395	3,538
Oilfield Waste	574	732	1,754	1,901
Corporate	205	212	589	638
Total	$4,862	$4,463	$14,272	$13,091

Capital expenditures --
Commercial Wastewater	$3,796	$878	$9,797	$2,104
Industrial Wastewater	1,069	508	2,799	905
Oilfield Waste	1,033	22	1,728	826
Corporate	369	354	1,061	950
Total	$6,267	$1,762	$15,385	$4,785

	December 31, 2000	September 30, 2001
	(In thousands)
		(Unaudited)
Identifiable assets –
Commercial Wastewater	$187,759	$178,784
Industrial Wastewater	115,505	113,054
Oilfield Waste	36,948	36,595
Corporate	11,965	7,564
Total	$352,177	$335,997

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

Our subsidiaries are organized into three divisions -- the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division.  The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams.  The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams.  The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

The Commercial Wastewater Division generated $34.4 million, or 58.9%, of our revenues for the quarter ended September 30, 2001.  This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involve the brokering of industrial and fuel grade ethanol produced by third parties.  Beginning in January 2001, we began curtailing these brokerage activities as they are a very low margin producer.  Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $16.8 million, or 28.7%, of our revenues for the quarter ended September 30, 2001.  This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater.  Certain sludges and solid hazardous wastes are also processed.  The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products.  The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste.  Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $7.2 million, or 12.4%, of our revenues for the quarter ended September 30, 2001.  This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste.  In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste.  As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.  Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms, goodwill and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years.  For operations classified as held for sale, we suspend depreciation and adjust amortization after giving effect to the write-downs on the underlying assets.

The seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES. Revenues for the quarter ended September 30, 2001 decreased $4.6 million, or 7.3%, from $63.0 million for the quarter ended September 30, 2000 to $58.4 million for the quarter ended September 30, 2001.  The Commercial Wastewater Division contributed $43.3 million, or 68.7%, of third quarter 2000 revenues and $34.4 million, or 58.9%, of third quarter 2001 revenues.  Collection and processing fees generated $31.6 million, or 73.0%, and $28.7 million, or 83.4%, of the Commercial Wastewater Division's revenues for the third quarters of 2000 and 2001, respectively.  This decrease reflects the sales of the Allison facility and a part of the Northeast operations, as well as a decline in our biosolids business in New York. A decline in asbestos and remediation jobs at our San Antonio location also contributed to the decrease.  By-product sales generated the remaining $11.7 million, or 27.0%, and $5.7 million, or 16.6%, of the Commercial Wastewater Division's revenues for the third quarters of 2000 and 2001, respectively.  By-product sales decreased due primarily to lower brokered ethanol sales.

The Industrial Wastewater Division contributed $14.8 million, or 23.5%, of third quarter 2000  revenues and $16.8 million, or 28.7%, of third quarter 2001 revenues. The Industrial Wastewater Division's revenues increased $2.0 million, or 13.6%, due primarily to improved performance at our Detroit facility, which is now operating closer to normal capacity compared to performance in the prior period.  Collection and processing fees generated $13.6 million, or 91.9%, and $15.3 million, or 91.1%, of the Industrial Wastewater Division’s revenues for the third quarters of 2000 and 2001, respectively.  By-product sales generated the remaining $1.2 million, or 8.1%, and $1.5 million, or 8.9%, of the Industrial Wastewater Division’s revenues for the third quarters of 2000 and 2001, respectively.

The Oilfield Waste Division contributed $4.9 million, or 7.8%, of third quarter 2000 revenues  and $7.2 million, or 12.4%, of third quarter 2001 revenues.  The Oilfield Waste Division’s revenues increased approximately $2.3 million, or 47.5%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses decreased $6.6 million, or 13.7%, from $48.3 million for the quarter ended September 30, 2000 to $41.7 million for the quarter ended September 30, 2001. As a percentage of revenues, operating expenses decreased from 76.6% in the third quarter of 2000 to 71.3% in the third quarter of 2001. This decrease was due primarily to an insurance accrual adjustment at the end of the annual insurance year in August 2001.  The year-end insurance accrual exceeded our premiums, claims filed and the balance reserved for claims incurred but not reported.  In addition, operating improvements implemented at our Detroit facility contributed to this decrease, as well as our Oilfield Waste Division which maintained its cost base with a significant revenue increase.  Finally, costs improved due to lower brokered ethanol sales, which produce margins in the range of -2.0% to 2.0%.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses decreased approximately $399,000, or 8.2%, from $4.9 million for the quarter ended September 30, 2000 to $4.5 million for the quarter ended September 30, 2001.  As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% in the third quarter of 2000 to 7.6% in the third quarter of 2001.  This decrease resulted primarily from the discontinued recognition of depreciation and adjusted amortization expenses related to our operations held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $1.1 million, or 19.6%, from $5.7 million for the quarter ended September 30, 2000 to $6.9 million for the quarter ended September 30, 2001.  As a percentage of revenues, selling, general and administrative expenses were 9.1% for the third quarter of 2000 and 11.8% for the third quarter of 2001.  This increase was primarily attributable to increased legal fees.  Compensation and office expenses at our dated beverage facilities also increased as a result of the hiring of additional sales and marketing personnel.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $411,000, or 16.0%, from $2.6 million for the quarter ended September 30, 2000 to $2.2 million for the quarter ended September 30, 2001.  This decrease resulted primarily from lower interest rates and less debt outstanding.

INCOME TAXES.  The provision for income taxes increased $2.0 million, or 264.0%, from approximately $773,000 for the quarter ended September 30, 2000 to $2.8 million for the quarter ended September 30, 2001 as a result of increased taxable income.  The effective income tax rate for the period ended September 30, 2000 was 49.5% compared to 45.0% for the period ended September 30, 2001. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 2001

REVENUES. Revenues for the nine month period ended September 30, 2001 decreased $7.1 million, or 3.8%, from $185.7 million for the nine month period ended September 30, 2000 to $178.5 million for the nine month period ended September 30, 2001.  The Commercial Wastewater Division contributed $128.5 million, or 69.2%, of revenues for the nine months ended September 30, 2000 and $109.6 million, or 61.4%, of revenues for the nine months ended September 30, 2001.  Collection and processing fees generated $98.6 million, or 76.7%, and $88.7 million, or 80.9%, of the Commercial Wastewater Division's revenues for the nine month periods ended September 30, 2000 and 2001, respectively. This decrease reflects the sales of the Allison facility and part of the Northeast operations and our decision to discontinue our tank cleaning operations in Houston, as well as a decline in our biosolids business in New York and our remediation and emergency response business in San Antonio.  In addition, the 2000 period benefitted from revenues generated from a major oil spill project.  By-product sales generated the remaining $29.9 million, or 23.3%, and $20.9 million, or 19.1%, of the Commercial Wastewater Division's revenues for the 2000 and 2001 periods, respectively.  This decrease in by-product sales was due primarily to lower brokered ethanol sales.

The Industrial Wastewater Division contributed $41.2 million, or 22.2%, of revenues for the nine months ended September 30, 2000 and $48.4 million, or 27.1%, of revenues for the nine months ended September 30, 2001. The Industrial Wastewater Division's revenues increased $7.2 million, or 17.5%, due primarily to improved performance at our Detroit facility, which is now operating closer to normal capacity compared to performance in the prior period.  Collection and processing fees generated $37.5 million, or 91.0%, and $43.9 million, or 90.7%, of the Industrial Wastewater Division’s revenues for the nine month periods ended September 30, 2000 and 2001, respectively.  By-product sales generated the remaining $3.7 million, or 9.0%, and $4.5 million, or 9.3%, of the Industrial Wastewater Division’s revenues for the nine month periods ended September 30, 2000 and 2001, respectively.

The Oilfield Waste Division contributed $16.0 million, or 8.6%, of revenues for the nine months ended September 30, 2000 and $20.6 million, or 11.5%, of revenues for the nine months ended September 30, 2001.  The Oilfield Waste Division’s revenues increased approximately $4.5 million, or 28.2%, due primarily to increased on-shore drilling activity.

OPERATING EXPENSES. Operating expenses decreased $9.5 million, or 6.7%, from $140.8 million for the nine months ended September 30, 2000 to $131.3 million for the nine months ended September 30, 2001.  As a percentage of revenues, operating expenses decreased from 75.8%  for the nine month period ended September 30, 2000 to 73.5% for the nine month period ended September 30, 2001.   This decrease resulted from lower brokered ethanol sales, which produce margins in the range of -2.0% to 2.0%. In addition, operating improvements implemented at our Detroit and Texas facilities contributed to this decrease, as well as our Oilfield Waste Division which maintained  its cost base with a significant revenue increase.  Costs also improved slightly due to an insurance accrual adjustment made at the end of the annual insurance year in August 2001.  The year-end insurance accrual exceeded our premiums, claims filed and the balance reserved for claims incurred but not reported.  These improvements were offset in part by increased energy costs incurred in waste processing and disposal operations, particularly in California.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses decreased approximately $1.2 million, or 8.3%, from $14.3 million for the nine months ended September 30, 2000 to $13.1 million for the nine months ended September 30, 2001.  As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% for the nine month period ended September 30, 2000 to 7.3% for the nine month period ended September 30, 2001.  This improvement was attributable primarily to the discontinued recognition of depreciation and adjusted amortization expenses related to our operations held for sale.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $236,000, or 1.2%, from $19.5 million for the nine months ended September 30, 2000 to $19.7 million for the nine months ended September  30, 2001.  As a percentage of revenues, selling, general and administrative expenses were 10.5% for the nine month period ended September 30, 2000 and 11.0% for the nine month period ended September 30, 2001.  This increase resulted primarily from increased legal fees, offset by decreased bad debt expense.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $182,000, or 2.4%, from $7.6 million for the nine month period ended September 30, 2000 to $7.4 million for the nine month period ended September 30, 2001.  This decrease resulted primarily from lower interest rates and less debt outstanding.

INCOME TAXES.  The provision for income taxes increased $6.1 million, or 347.7%, from $1.8 million for the nine month period ended September 30, 2000 to $7.9 million for the nine month period ended September 30, 2001 as a result of increased taxable income.  The effective income tax rate for the nine months ended September 30, 2000 was 49.5% compared to 47.0% for the nine months ended September 30, 2001.  Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

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

   Operating Cash Flows

Cash flows from operations were $13.7 million and $14.4 million for the nine months ended September 30, 2000 and 2001, respectively.  This increase in operating cash flows was primarily attributable to increased net income and deferred tax provision, offset by higher prepaid expenses and other current assets and a decrease in accounts payable, accrued expenses and other current liabilities.  We had negative net working capital of ($55.7) million at September 30, 2001, compared to net working capital of $11.1 million at December 31, 2000.  This decrease in net working capital was due primarily to the reclassification of all amounts owed under our revolving credit facility to current liabilities.  Net working capital exclusive of amounts owed under the revolving credit facility increased $0.4 million.

At September 30, 2001, we had a $7.1 million reserve to provide for the cost of future closures of facilities.  The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations.  Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately.  We have in place a total of $14.6 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities.  As of September 30, 2001, we also had a $3.5 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.  In 2001, we expect to pay approximately $465,000 of remediation reserves.

All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of our Detroit facility have been reflected in our consolidated financial statements at September 30, 2001.  However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines and penalties) that could be assessed against the Detroit facility.  Accordingly, we cannot project the ultimate outcome of the investigation or its potential impact on us.  The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.  For the remainder of 2001, we expect to pay approximately $0.6 million in legal fees relating to regulatory proceedings and on–going litigation.

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

   Investing Activities

Capital expenditures for our continuing operations during the nine months ended September 30, 2001 were $4.8 million.  The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades.  Capital expenditures for our continuing operations for the last quarter of 2001 are estimated at approximately $5.2 million, which include capital expenditures for businesses that we anticipate selling in 2001.  Approximately $2.2 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions.  Approximately $2.2 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. The remaining $0.8 million is scheduled for a new well for the Oilfield Waste Division.

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

   Financing Activities

At September 30, 2001, approximately $91.5 million of principal payments on debt obligations were payable during the next twelve months.  $88.0 million of these payments represent amounts due under our revolving credit facility, which we intend to refinance prior to February 2002. The remaining $3.5 million of principal payments due are expected to be funded from operating cash flows, which net of budgeted capital expenditures are expected to be approximately $13.4 million for the year.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements.  As a result of the events described in the following paragraph, as of  November 1, 2001, the amount of the credit facility was reduced to $111.25 million,  but is limited to $106.25 million except with the approval of the banks. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets.  The credit facility, which matures on February 1, 2002, prohibits the payment of dividends and requires us to comply with certain affirmative, negative, subjective and financial covenants.  The amount of secured and unsecured debt that we may owe to third parties outside the credit facility is limited to $5 million each, and the amount of capital expenditures that we can make in any fiscal year is limited to $10 million.

In March 2001, the Company and its lenders agreed to reduce the amount of the credit facility by $5 million on each of July 31, 2001 and December 31, 2001.  In addition, we agreed that, unless the amount of the credit facility has previously or concurrently been reduced by at least $10 million, the amount of the credit facility will be permanently reduced by an amount equal to the net cash proceeds received by the Company from any sale of assets not in the ordinary course of business (which includes the operations held for sale), any issuance of equity (other than any equity issued under the employee stock purchase plan), the issuance of certain debt, or any settlement of our lawsuit against National Steel Corporation, and that reductions of the credit facility made as a result of any such sale of assets, issuance of equity or debt, or settlement with National Steel Corporation will be applied against the reductions of the credit facility scheduled to be made on July 31, 2001 and December 31, 2001.  On April 23, 2001, the amount of the credit facility was reduced by $5.25 million to reflect the cash proceeds, net of legal fees and taxes, received from (i) our settlement with National Steel Corporation, and (ii) the sale of certain operations held for sale.  During the third quarter of 2001, the amount of the credit facility was further reduced by $3.5 million to reflect the cash proceeds, net of legal fees and taxes, received from the sale of a portion of our Northeast operations.  These reductions of the credit facility completely satisfied the $5 million reduction scheduled to occur on July 31, 2001 and reduced the amount of the reduction scheduled to occur on December 31, 2001 from $5 million to $1.25 million.  After such time as the amount of the credit facility has been reduced to $110 million, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business (which includes operations held for sale) and fifty percent of the net cash proceeds received by the Company from any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.

Because the credit facility matures on February 1, 2002, the outstanding debt balance under the facility has been classified as a current liability.  Prior to the maturity of the credit facility, we must either extend the term of the credit facility or obtain an alternative source of financing.  Management believes the Company will be able to do so.

The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell is demoted or ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders.  At September 30, 2001, we had borrowed approximately $88.0 million under the credit facility.  As of November 5, 2001, the balance of the credit facility had been reduced to $85.0 million.  Advances under the credit facility bear interest, at our option, at the prime rate or London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows.  As of both September 30, 2001 and November 5, 2001, amounts outstanding under the credit facility were accruing interest at approximately 7.9% per year.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.3%.  As of November 5, 2001, $1.6 million remained outstanding.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.  We estimate that the fair value of all of our debt obligations (including debt associated with operations held for sale) approximates $95.8 million as of September 30, 2001.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of September 30, 2001, $88.0 million and $1.6 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively.  As of November 5, 2001, $85.0 million and $1.6 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively.  As of both September 30, 2001 and November 5, 2001, amounts outstanding under the revolving credit facility were accruing interest at approximately 7.9% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.3% per year.  A ten percent increase in short-term interest rates on the variable rate debts outstanding as of September 30, 2001 would approximate 29 basis points.  Such an increase in interest rates would increase our quarterly interest expense by approximately $64,000 assuming the amount of debt outstanding remains constant.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan.   This facility has never been granted a final Part B permit under the Resource Conservation and Recovery Act of 1976 ("RCRA"), but has operated under interim status, as allowed by RCRA.  On August 25, 1999, the Environmental Protection Agency ("EPA") and the Federal Bureau of Investigation (“FBI”) executed a search warrant at this facility, seeking electronic data, files and other documentation relating to the facility’s receipt, processing and disposal of hazardous waste.  As a result of the execution of the search warrant, the facility temporarily ceased operations.  According to the affidavit attached to the search warrant, after receiving a telephone call from an employee at the facility in May 1999, the EPA and the FBI began a joint investigation of the facility.  The investigation centers around allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of RCRA.  According to the affidavit, the facility had been knowingly violating the Clean Water Act and RCRA since 1997, which was before we acquired the facility. The on-site investigation of the facility by the EPA and the FBI was completed in August 1999.  It is our understanding that the investigation is continuing, but as of the date of this report no announcement regarding the investigation has been made by the EPA or the FBI.  All costs, except potential fines or penalties, incurred or expected to be incurred in connection with the investigation of the Detroit facility have been reflected in  our  consolidated financial statements at September 30, 2001.  However, due to the current status of the investigation, we are unable at this time to project a reasonable estimate of potential fines or penalties (or range of potential fines or penalties) that could be assessed against the facility.  Accordingly,  we cannot project the ultimate outcome of the investigation or its potential impact.  The imposition of a substantial fine or penalty against the facility could have a material adverse effect on our business, results of operations, financial condition and liquidity.

After the completion of the on-site investigation of the Detroit facility, we began conducting routine tests of materials in waste solidification vaults in preparation for the reopening of the facility.  During these tests, we discovered that certain waste which had been received by the facility prior to its August 25, 1999 closing was contaminated with PCBs, that this waste had contaminated other waste in several of the waste solidification vaults and a liquid feed tank, and that some of the PCB contaminated waste may have been inadvertently delivered to a Waste Management landfill for disposal.  Shortly thereafter, Waste Management asserted a claim against us  for damages relating to the disposal of PCB contaminated materials at its landfill.  In December 2000, we agreed to reimburse Waste Management for the cost of disposing of all PCB contaminated materials that  were inadvertently delivered to its landfill.     During the third quarter of 2001, we paid $1.3 million to Waste Management in reimbursement of such costs.   We do not anticipate making any further payments to Waste Management in connection with this matter; however, there can be no assurance that Waste Management will not seek reimbursement for additional costs incurred.

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

In addition to filing suit against National Steel, we also submitted claims under our pollution liability insurance policy and our property damage insurance policy for losses incurred as a result of the temporary closing of the facility and the delivery of any PCB contaminated waste to Waste Management's landfill.  Our claim under the pollution liability policy has been denied and we do not intend to pursue this claim further.   During the third quarter of 2001, we agreed to accept $3.75 million in complete satisfaction of our claim under the property damage policy.  These funds were paid to us in August 2001.

In June 1999, we were notified that the Louisiana Department of Environmental Quality ("LDEQ") was seeking to terminate the discharge permit held by our Re-Claim Louisiana facility, which allows the facility to discharge processed wastewater into the waters of the State of Louisiana.  In its notice, the LDEQ alleged that the proposed termination was justified based upon, among other things, the facility’s failure to comply with the terms of its permit, two releases (spills) that occurred at the facility, and the facility’s acceptance and processing of hazardous materials not covered by the terms of its permit.  In January 2000, we entered into a tentative settlement agreement with the LDEQ resolving  the LDEQ’s allegations.  A settlement agreement was prepared by the parties and signed by the Company, and the terms of the settlement agreement were published in accordance with Louisiana law.  Under the terms of the settlement agreement, in August 2001, we paid a civil assessment of $525,000 to the LDEQ and contributed $675,000 to certain Supplemental Environmental Projects approved by the LDEQ to benefit the environment.  In return, the LDEQ agreed to take no further action on its notice of intent to terminate the permit held by the facility.

The EPA notified us in 1999 that liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  We believed that the waste could be handled as nonhazardous waste.  A reserve was established for costs incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of September 30, 2001, approximately $0.9 million of this reserve remains accrued to process and dispose of the remaining waste.

As previously reported, our Re-Claim Louisiana facility ceased on-going operations in early 2001.

During October and November of 1999, the California Department of Toxic Substances Control (“DTSC”) inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California.  On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities.  Although we disputed the alleged violations, the DTSC has not initiated a formal enforcement action seeking penalties against either facility and we do not anticipate that an enforcement action will be brought against either facility.  Even if an enforcement action is initiated, we do not believe that such an action would have a material adverse effect on our business, results of operations or financial condition.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation ("Romic") had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area -- 6.872%; Lorentz -- 5.62% and Casmalia Resources -- 0.29%.  Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of September 30, 2001, the balance of this reserve was $3.5 million, of which $0.5 million is expected to be paid during 2001.  Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a business that we acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act  with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party's respective share of the cost of remediating this site.  Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site.  As of September 30, 2001, the balance of this reserve was  $145,000.  We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

The Company's non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms ("ATF").  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes ("FET") that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products' premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at the Louisville, Kentucky and Rancho Cucamonga, California facilities.  At the conclusion of these inspections,  the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company's documentation.  During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities.  This assessment does not address approximately $525,000 of  refund claims submitted on behalf of our customers and not yet paid by the ATF.  We are currently engaging in discussions with our customers and the ATF concerning the refund claims in question and believe that a satisfactory settlement can be reached with our customers and the ATF.  During 2000, we established a reserve for any amounts that we would be required to pay to our customers or the ATF in the event any refund claims were ultimately denied by the ATF.  As of September 30, 2001, the total of this reserve was  $1.1 million.  Based upon our on-going discussions with the ATF and our customers, management believes that this reserve is sufficient.

The Emergency Planning and Community Right-to-Know Act of 1986 ("EPCRA") requires, among other things, that certain of our facilities submit to the EPA and designated state officials a form providing information about each of certain toxic chemicals that are manufactured, processed or used at the facility.  During May 2001, the EPA notified us that the Romic California facility had violated EPCRA by failing to timely file the required forms for the calendar year 1998. During the third quarter of 2001, the facility filed the delinquent forms and we entered into a settlement agreement with the EPA resolving the matter.  Under the terms of the settlement agreement, we agreed to pay a fine of approximately $55,000 and install a closed switching and pumping station in  the facility's truck loading liquid transfer area.  These improvements to the facility, which will cost approximately $295,000 and are being capitalized as costs are incurred, will reduce the amount of air pollutants released by the facility by approximately twenty percent.  The $55,000 fine was reserved at September 30, 2001 and was paid in full during October 2001.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its  officers and directors in the United States District Court for the Southern District of Texas, Houston Division.  These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint.  The consolidated complaint alleges violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act") on behalf of purchasers of the Company's common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s  common stock during the period beginning on May 12, 1998 and ending on August 25, 1999.  The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company’s financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company.   The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.  During 2000, we filed a motion to dismiss the plaintiffs' consolidated complaint.  In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint.  The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal.  Accordingly, it is our understanding that the lawsuit is proceeding with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company's Detroit facility and the securities class action described above.  Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above.  The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs.  The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.  We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders.   As of the date of this report, no ruling has been made by the court on the motion to dismiss.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies ("Reliance") provided casualty insurance coverage for the Company and its subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000.  During the Reliance coverage periods, various events occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance has been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute.  We cannot estimate at this time the impact on the Company, if any, that will result from Reliance being placed into liquidation.

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters.  During the ordinary course of business, we become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens’ groups.  In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate, or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements.  From time to time, we pay fines or penalties in governmental proceedings relating to our operations.  We believe that these matters will not have a material adverse effect on our business, results of operations or financial condition.  However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

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

We are involved in various other legal actions arising in the ordinary course of  business.  Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

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

Michael P. Lawlor, W. Gregory Orr, John N. Hatsopoulos, Roger A. Ramsey and William M. DeArman continue to serve as directors pursuant to prior election or appointment.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

4.9           Fifth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

(b)   Reports on Form 8-K

On August 7, 2001, we filed a report on Form 8-K announcing results for the quarter ending June 30, 2001 and providing earnings guidance for 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U S LIQUIDS INC.

Date: November 12, 2001	/s/ Michael P. Lawlor
Michael P. Lawlor, Chairman
and Chief Executive Officer

Date: November 12, 2001	/s/ Earl J. Blackwell
Earl J. Blackwell, Senior Vice President
and Chief Financial Officer