Form 10-K405
period 2001-12-31
U S LIQUIDS INC
filed 2002-04-01
CIK 1041095

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-13259

U S LIQUIDS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0519797
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545
(Address of principal executive offices)

(281) 272-4500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities	Exchange on which Registered
Common Stock, par value $0.01	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2002, was approximately $58,263,959.  The aggregate market value was computed by using the closing price of the common stock as of that date on the American Stock Exchange.  (For purposes of calculating this amount only, all the directors and executive officers of the registrant have been treated as affiliates.)

The number of shares of common stock, $0.01 par value, of the registrant outstanding at March 15, 2002 was 16,078,258.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Incorporated As To
Proxy Statement for the 2002 Annual Meeting of Stockholders	Part III

PART I

Item 1.  Business

General

We are a leading national provider of liquid waste management services, including collection, processing, recovery and disposal services.  Our primary focus of operations is industrial and commercial wastewater treatment, although we also collect, process and dispose of oilfield waste.  We operate 45 processing facilities located in 13 states and Canada and serve over  31,000 customers. At March 1, 2002, we employed approximately 1,200 persons full-time.

The Company was organized in November 1996.  On December 13, 1996, we acquired our Oilfield Waste Division, which treats and disposes of oilfield waste generated in oil and gas exploration and production.  In June 1997, we formed the basis of our Wastewater Division by acquiring additional companies.  The Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams.  During 1998 and 1999, we continued acquiring companies, principally for the Wastewater Division.  On July 1, 1999, we created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division.  The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams.

Our executive offices are located at 411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545, and our telephone number is (281) 272-4500.  Our common stock is listed on the American Stock Exchange under the trading symbol “USL.”

Industry Background

The wastewater treatment market is generally divided into two segments: industrial and commercial wastewater treatment, which may include the treatment of some hazardous wastes, and municipal wastewater treatment. Industrial and commercial companies produce various types of wastewater (including hydrocarbon contaminated water, landfill leachate, dated beverages and grease and grit trap waste) that must be processed prior to disposal in local publicly-operated treatment works (“POTWs”) or for which municipalities charge higher rates.  Industrial and commercial companies also produce various types of hazardous waste that must be disposed of in accordance with federal and state regulations.  Similarly, oil and gas exploration and production companies produce liquid waste that must be disposed of in accordance with federal and state regulations. Municipalities utilize or contract with third parties for the utilization of water treatment technology to treat municipal wastewater.

In the United States, the growth in demand for wastewater treatment services has been driven by many factors, including:

•                                          Municipalities refusing to accept certain industrial wastewaters due to limited treatment capabilities and a lack of the resources needed to expand or to modernize their POTWs;

•                                          Industrial and commercial businesses avoiding POTW surcharges by using others to process and dispose of their wastewater;

•                                          Industrial and commercial businesses outsourcing their wastewater treatment needs;

•                                          Continued industrial and commercial expansion; and

•                                          Increasingly strict regulations governing the disposal of wastewater, as well as more stringent enforcement of these regulations.

Rejection of Certain Wastewaters by POTWs.  In North America, governmental regulation and enforcement have established strict standards for potable water and the discharge of pollutants in wastewater. Municipalities have spent billions of dollars building water purification and wastewater treatment facilities. However, many of these municipalities are facing increasing budgetary constraints and damage to their wastewater treatment facilities caused by grease and other liquid wastes and refuse to accept certain liquid waste streams, thereby increasing the demand for wastewater treatment services provided by the private sector. For example, the Dallas, Houston and San Antonio POTWs do not accept grease or grit trap waste. Similarly, many POTWs in the Northeast do not accept commingled septage and grease trap waste.  In addition, in late 1997, the Houston POTWs ceased accepting septage generated outside the Houston city limits.

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

Increasingly Strict Regulations.  Heightened public concern about water quality has caused federal, state and local governments to adopt increasingly strict regulations governing the processing and disposal of industrial wastewater and other liquid wastes. For example, effective as of October 1993, Subtitle D of the Resource Conservation and Recovery Act of 1976 (“RCRA”) banned the disposal of untreated bulk liquid waste in landfills. In addition, effective in March 1997, the Texas Natural Resource Conservation Commission implemented state-wide “full pump” regulations requiring 100% evacuation of all grease and grit traps and proper disposal of the full volume of each trap. Furthermore, effective in January 2001, the United States Environmental Protection Agency (“EPA”) implemented regulations that further restrict the discharge of pollutants into U.S. waters and into POTWs by existing and new facilities that treat or recover any hazardous or nonhazardous industrial waste, wastewater or used material from off-site.  Louisiana, Texas and certain other oil and gas producing states have enacted comprehensive laws and regulations governing the proper management of oilfield waste. Under Louisiana and Texas regulations, if oilfield waste cannot be processed for discharge or disposed of at the well where it is generated, it must be transported to a licensed oilfield waste processing or disposal facility. In addition, federal regulations also restrict, and in some cases prohibit entirely, the discharge of oilfield waste into U.S. waters.

Strategy

Our objective is to be the largest and most profitable liquid waste management company in each of the markets in which we operate. As a national provider of liquid waste management services, we believe that we benefit from numerous competitive advantages relative to smaller operators, including servicing multiple customer locations, processing a wide variety of liquid waste streams, achieving operating efficiencies and increased economies of scale and adapting to changing regulations. Our strategy for achieving this objective includes (i) generating internal growth; (ii) enhancing existing operations; and (iii) operating our businesses on a decentralized basis. We intend to implement this strategy as follows:

•                                          Internal Growth.  To generate internal growth, we have spent a significant amount of time reviewing our operations to isolate profitable and unprofitable business lines.  As a result of this review, we have focused on refining our pricing and services to attract a more profitable sales mix.  In addition, we have conducted a detailed market analysis of our customer base.  This analysis has assisted us in focusing current and future capital investments on strategic growth initiatives.

•                                          Operational Enhancements.  Operations have been strengthened through the addition of a number of experienced executives and mid-level managers.  We have also updated and enhanced the environmental compliance programs at our facilities and provided additional training to our employees.   In addition, we have invested a substantial amount of capital in process improvement, our collection fleet and management information systems.

•                                          Decentralized Management.  We manage our various businesses on a decentralized basis, with local management maintaining responsibility for the day-to-day operations, profitability and growth of the business, while our executive officers exercise strong strategic and financial oversight. We believe that this structure allows us to capitalize on the considerable local and regional market knowledge and customer relationships possessed by local management.

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

We collect, process, recover and dispose of liquid waste through a number of subsidiaries that are organized into three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division.  The operations of these three divisions are summarized below.  See Note 19 to our consolidated financial statements for certain financial data of these three divisions.  See also Note 10 to our consolidated financial statements for certain information about our foreign operations.

Commercial Wastewater Division

Our Commercial Wastewater Division contributed approximately 65.7%, 68.2% and 60.3% of our 1999, 2000 and 2001 revenues, respectively.  This Division receives fees to collect, process and dispose of nonhazardous liquid waste such as industrial wastewater, grease and grit trap waste, bulk liquids, dated beverages, biosolids and septage.  In addition, the Commercial Wastewater Division generates revenues from the sale of  by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from waste streams.  It operates a fleet of vehicles to collect waste directly from customers, receives waste from independent transporters servicing thousands of additional generators and also receives waste shipped directly by the generators via rail and truck.  Brief descriptions of the types of liquid waste most commonly managed by the Commercial Wastewater Division are set forth below:

Industrial Wastewaters.   Nonhazardous industrial wastewaters such as hydrocarbon contaminated water, landfill leachate and printing solvents are transported to our facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the POTW and the remaining materials are solidified and disposed of in an independent solid waste landfill. In some instances, such as printing solvents, the contaminated materials are processed and returned to the generator for reuse.

Grease and Grit Trap Waste.  Grease trap waste from restaurants and other food manufacturing and preparation facilities and grit trap waste from car washes are collected by our vehicles or independent parties and transported to our facilities. Grease and grit trap waste are processed using a variety of physical, chemical, thermal and biological techniques. Water extracted from the liquid waste is pretreated and then discharged into the POTW and the remaining materials are solidified and disposed of in an independent solid waste landfill. By-products recovered from grease trap waste are sold for use in producing various grades of fats, oils and feed proteins.

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

Industrial Wastewater Division

The Industrial Wastewater Division contributed approximately 26.3%, 23.0% and 28.0% of our 1999, 2000 and 2001 revenues, respectively.  This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, industrial wastewater, petroleum fuels and antifreeze.  Certain sludges and solid hazardous wastes are also processed.  The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products.  The Industrial Wastewater Division collects waste directly from customers, receives waste from independent transporters and also receives waste shipped directly by the generators via rail and truck.  Brief descriptions of the types of liquid waste most commonly managed by the Industrial Wastewater Division are set forth below:

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

Industrial Wastewaters.   Hazardous and nonhazardous industrial wastewaters such as hydrocarbon contaminated water, landfill leachate, inks and dated chemicals are transported to our facilities in vacuum trucks, trailers and other transportable containers. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Water extracted from the liquid waste is pretreated and then discharged into the POTW and the remaining materials are solidified and disposed of in an independent solid waste landfill.

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

Oilfield Waste Division

The Oilfield Waste Division contributed approximately 8.0%, 8.8% and 11.7% of our 1999, 2000 and 2001 revenues, respectively.   At our six oilfield waste facilities located in Louisiana and Texas, the Oilfield Waste Division treats and disposes of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste consists primarily of oil-based and water-based drilling fluids (which contain oil, grease, chlorides and heavy metals), as well as cuttings, saltwater, workover and completion fluids, production pit sludges and soil containing these materials. In addition, at two Louisiana locations, the Oilfield Waste Division cleans tanks, barges and other vessels used in the storage and transportation of oilfield waste.

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

Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division.  In September 1998, we entered into a disposal agreement with Newpark.  Under the terms of this disposal agreement, during the twelve-month periods ending June 30, 1999, 2000 and 2001, we agreed to process and dispose of up to 375,000, 500,000, and 500,000 barrels of oilfield waste, respectively.  In return, Newpark agreed to pay us a disposal fee of not less than $30.0 million.  Newpark paid us $6.0 million of the disposal fee in 1998, $11.0 million in 1999, $9.2 million in 2000 and $4.1 million in 2001.  In December 2000, Newpark exercised an option to extend the term of the disposal agreement for an additional twelve months.  Pursuant to the terms of this option, during the twelve-month period ending June 30, 2002, Newpark may deliver to us for processing and disposal up to 1,000,000 barrels of oilfield waste.  In return, Newpark agreed to pay us a fee of not less than $8.0 million.  Newpark paid us $4.4 million of this fee in 2001 and the remainder of the fee is required to be paid to us in monthly installments continuing through June 2002.  Under the terms of the disposal agreement, Newpark had the option to extend the term of the disposal agreement for an additional twelve months expiring June 30, 2003; however, Newpark did not exercise this option.   Under the terms of the disposal agreement, we are prohibited until June 30, 2002 from (i) accepting from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, and (ii) engaging in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico.

Despite Newpark’s decision not to extend the term of the disposal agreement for an additional twelve months, we are currently engaging in discussions with Newpark regarding an alternative arrangement under which Newpark would countinue to deliver oilfield waste to us for processing and disposal after June 30, 2002.  If we are unable to reach a satisfactory arrangement with Newpark, we intend to begin competing with Newpark for oilfield waste generated offshore or in inland waters in the Gulf Coast region.  With the exception of our Bateman Island, Louisiana landfarm, which could immediately begin receiving oilfield waste generated offshore or in inland waters, and our Bourg, Louisiana and Mermentau, Louisiana landfarms, which could immediately begin receiving oilfield waste generated in inland waters, our Louisiana landfarms would be required, among other things, to establish and obtain permits for one or more transfer facilities to receive oilfield waste generated offshore or in inland waters and lease or purchase the equipment necessary to receive such waste.  Management estimates that it will take approximately 180 days to permit and equip any such transfer facility that the Company should elect to establish; however, there can be no assurance that we will be successful in obtaining the permits necessary for any such transfer facility or that the establishment, permitting and equipping of any such facility can be accomplished in any particular time period. The cost of establishing such transfer facilities is not expected to have a material adverse effect upon our business, results of operations or financial condition.

Seasonality

We expect that the operations of the Oilfield Waste Division will experience certain seasonal patterns consistent with the oil and gas exploration and production activity in the Gulf Coast.  Generally, the volume of oilfield waste delivered to the Oilfield Waste Division has been lowest in the first quarter of each calendar year.  Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services.  Certain of the Commercial Wastewater Division’s processing facilities in the Northeast and Midwest may be affected by adverse weather conditions.

Competition

The liquid waste industry is highly fragmented and very competitive.  Competition is primarily on the basis of proximity to collection operations, collection and processing fees charged and quality of service.  With respect to certain waste streams (such as oilfield waste, bulk liquids and dated beverages), we must compete with the generators of these waste streams, who continually evaluate the decision whether to use internal disposal methods or to utilize a liquid waste management company such as us.  We must also compete with area landfills for certain waste streams.  We compete with Newpark Resources, Inc. and a number of smaller companies for oilfield waste produced on land in the Gulf Coast region.    In addition, unless we enter into a new agreement with Newpark, commencing in July 2002, we will compete with Newpark and other smaller companies for oilfield waste generated offshore or in inland waters in the Gulf Coast region.

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

The Clean Water Act gives the EPA the authority to set pretreatment limits for direct and indirect industrial discharges.  In 2001, the EPA adopted new technology-based effluent limitations guidelines for waste treatment facilities that treat or recover hazardous or nonhazardous industrial waste or wastewater received from off-site and then discharge pollutants into U.S. waters or POTWs.  Although the guidelines are based on particular technologies, the new guidelines do not require a facility to use these technologies.  Individual facilities may meet the requirements using whatever types of technologies and process changes they choose.  Existing indirect discharge facilities such as ours must comply with the new guidelines no later than December 22, 2003.  We are currently comparing our existing operations against the new guidelines to determine the modifications necessary to bring our facilities into compliance with the new guidelines.  We anticipate that all of our facilities that are subject to these new guidelines will be in compliance therewith by December 2003.

The Clean Water Act also prohibits certain discharges of oil or hazardous substances and authorizes the federal government to remove or arrange for removal of such oil or hazardous substances. In addition, the Clean Water Act requires the adoption of the National Contingency Plan to cover removal of such materials. Under the Clean Water Act, the owner or operator of a vessel or facility may be liable for penalties and costs incurred by the federal government in responding to a discharge of oil or hazardous substances.

The Clean Water Act also has a significant impact on the operations of the Oilfield Waste Division’s customers. EPA Region 6, which includes the Oilfield Waste Division’s current market, continues to issue new and amended National Pollution Discharge Elimination System general permits further limiting or restricting substantially all discharges of produced water from the Oil and Gas

Extraction Point Source Category into waters of the United States. The combined effect of all of these permits closely approaches a “zero discharge” standard affecting all waters except those of the Outer Continental Shelf. We and many industry participants believe that these permits and the requirements of the Clean Water Act may ultimately lead to a total prohibition of overboard discharge in the Gulf of Mexico.

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

The Oilfield Waste Division’s facilities treat and dispose of oilfield waste, which is exempt from classification as a RCRA-regulated waste. At various times in the past, proposals have been made to rescind the exemption that excludes oilfield waste from regulation under RCRA. The repeal or modification of this exemption by administrative, legislative or judicial process would require us to change our method of doing business and could have a material adverse effect on our business, results of operations and financial condition. There is no assurance that we would be able to adapt our operations or that we would have the capital resources available to do so.

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

CERCLA.  The Comprehensive Environmental Response, Compensation and Liability Act, as amended in 1986 (“CERCLA”), provides for immediate response and removal actions coordinated by the EPA for releases of hazardous substances into the environment and authorizes the government, or private parties, to respond to the release or threatened release of hazardous substances. The government may also order persons responsible for the release to perform any necessary cleanup. Liability extends to the present owners and operators of waste disposal facilities from which a release occurs, persons who owned or operated such facilities at the time the hazardous substances were released, persons who arranged for disposal or treatment of hazardous substances and waste transporters who selected such facilities for treatment or disposal of hazardous substances. CERCLA has been interpreted to create strict, joint and several liability for the cost of removal and remediation, other necessary response costs and damages for injury to natural resources.

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

The Clean Air Act.  The Clean Air Act provides for federal, state and local regulation of emissions of air pollutants into the atmosphere. Any modification or construction of a facility with regulated air emissions must be a permitted or authorized activity. The Clean Air Act provides for administrative and judicial enforcement against owners and operators of regulated facilities, including substantial penalties. In 1990, the Clean Air Act was reauthorized and amended, substantially increasing the scope and stringency of the Clean Air Act’s regulations. Compliance with the Clean Air Act is not expected to have a material adverse effect on our business, results of operations or financial condition.

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

Order 29-B of the Louisiana Department of Natural Resources contains extensive rules regarding the generation, processing, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. A number of amendments to Order 29-B were adopted effective as of November 20, 2001.  Compliance with these amendments is not expected to have a material adverse effect on our business, results of operations or financial condition.  The Texas Railroad Commission has also adopted detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. We must perform tests before acceptance of any oilfield waste, as well as during and after treatment to ensure compliance with all regulatory requirements.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

In the normal course of our business, in an effort to help keep our stockholders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws.  Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings or other aspects of operating results.  The words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar expressions are intended to identify forward-looking statements.  We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below.  As noted elsewhere in this report, all phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control, and any one of which, or a combination of which, could materially affect the results of our operations and whether forward-looking statements made by us ultimately prove to be accurate.

The following discussion outlines certain factors that could affect our consolidated results of operations for 2002 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by us or on our behalf.

Risks Related to Operating and Internal Growth Strategy

Key elements of our strategy are to improve the profitability and increase the revenues of our existing operations and any subsequently acquired businesses. We intend to improve the profitability of our existing operations and any subsequently acquired businesses by various means, including achieving operating efficiencies and economies of scale. Our ability to increase the revenues of our existing operations will be affected by various factors, including:

•                                          The demand for liquid waste collection, processing and disposal services;

•                                          Our ability to expand the range of services offered to customers;

•                                          Our ability to develop national and regional accounts for our liquid waste management services and other marketing programs;

•                                          The demand for by-products we recover from certain liquid waste streams; and

•                                          The results of the on-going investigation of our Detroit facility.

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

As previously mentioned, Newpark Resources, Inc. has always been the largest customer of our Oilfield Waste Division.  Our disposal agreement with Newpark is currently scheduled to expire on June 30, 2002.  Consequently, unless we enter into a new agreement with Newpark, commencing in July 2003, Newpark will have no obligation or incentive to deliver any oilfield waste to any of our landfarms and we will begin competing with Newpark and others for oilfield waste generated offshore or in inland waters in the Gulf Coast region.

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

Failure to Comply With Governmental Regulations

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. These laws and regulations have changed frequently in the past and, as demonstrated by the new treatment guidelines implemented under the Clean Water Act, it is reasonable to expect additional changes in the future. We may be required to make significant capital and operating expenditures to bring our facilities into compliance with these new guidelines or in the event that other existing regulatory requirements change. Although we believe that we are presently in material compliance with applicable laws and regulations, our operations may not continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or seek to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to curtail or cease operations or conduct site remediation until a particular problem is remedied, which could have a material adverse effect on our business, results of operations and financial condition.

Potential Impact of Governmental Investigation of our Detroit Facility

Our Detroit, Michigan facility is under investigation by the EPA and the  Federal Bureau of Investigation (“FBI”) for possible violations of the Clean Water Act, RCRA, and federal wire and mail fraud statutes.  This investigation was initiated in 1999 as a result of allegations that (i) the facility knowingly discharged into the Detroit sewer system untreated hazardous liquid waste in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous solid waste at an unpermitted treatment facility in violation of RCRA.  We have cooperated with the governmental agencies involved in this investigation and are currently engaging in discussions with the U.S. Attorney’s office in Detroit concerning a possible settlement of this matter.  There can be no assurance that we will be successful in negotiating a settlement with the U.S. Attorney or that the $5.0 million reserve that we recorded during the fourth quarter of 2001 to cover amounts expected to be paid in connection with any such settlement will be sufficient.  Our failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on our business, results of operations and financial condition.  In addition, the announcement of a settlement of this matter could cause customers of the facility to deliver their waste to competing facilities and such customer losses could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Long-Term Debt

We have a revolving credit facility with a group of banks under which we may borrow to fund our working capital requirements.  The credit agreement contains affirmative, negative, subjective and financial covenants.   Our fourth quarter 2001 results caused us to be out of compliance with certain of the financial covenants of the credit facility.  During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to June 15, 2002, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility,  and waive our noncompliance with and modify the terms of certain of our financial covenants.  In addition, on March 28, 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003 and increase the interest rates payable under the credit facility.  There can be no assurance that we will be successful in complying with all of the financial covenants contained in the amended credit agreement.  Any such failure would constitute an event of default under the amended credit agreement, allowing the banks to call the loan and exercise their rights under the amended credit agreement and other loan documents.

As described above, our lenders have agreed to extend the maturity date of the credit facility to April 15, 2003.  Consequently, by such date, we must either extend the term of the credit facility or obtain an alternative source of financing.  Our failure to obtain such an extension or an alternative source of financing would have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Potential Environmental Liability

We may be subject to liability for environmental damage that our processing facilities and collection operations may have caused or may cause nearby landowners, particularly as a result of the contamination of drinking water sources or soil, including damage resulting from conditions existing prior to our acquisition of the facilities or operations. Liability may also arise from any off-site environmental contamination caused by hazardous substances, the transportation, treatment or disposal of which we arranged or which was arranged by the owners of businesses that we have acquired. Any substantial liabilities for environmental damage could have a material adverse effect on our business, results of operations and financial condition.  During the ordinary course of our business, we may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings:

•                                          By governmental agencies seeking to impose civil or criminal penalties on us;

•                                          By governmental agencies seeking to revoke or deny renewal of one or more of our permits;

•                                          By citizens groups, adjacent landowners or governmental agencies opposing the issuance of a permit or approval to us or alleging violations of the permits under which we operate; or

•                                          By citizens groups and adjacent landowners seeking to impose liability on us for environmental damage at any of our facilities (or facilities formerly owned by us or any acquired business) or damage that those facilities or other properties may have caused.

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

Insufficiency of Insurance

While we maintain liability insurance, it is subject to coverage limits and certain policies exclude coverage for damages resulting from environmental contamination. Although there are currently numerous sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.  We also retain a risk for our self insured employee group health claims resulting from uninsured deductibles per accident or occurrence which are subject to an annual aggregate stop loss limit on a claim basis and on an aggregate basis.

Potential Impact of Insolvency of Reliance Insurance Company

In October 2001, Reliance Insurance Company, one of our primary insurance carriers, was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation.  As a result, insurance coverage may not be available for any claims asserted against us for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of any such claim asserted against us or a judgment entered against us, the settlement or judgment would have to be paid by the Company.  There can be no assurance that the $3.5 million reserve that we recorded during the fourth quarter of 2001 to cover amounts expected to be paid in connection with such claims will be sufficient.  Any such claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

Volatility of Our Stock Price

Our common stock was first publicly traded on August 20, 1997 and has traded from a low of $1.75 per share to a high of $26.38 per share. The market price of our common stock could continue to fluctuate substantially due to a variety of factors, including:

•                                          Quarterly fluctuations in results of operations;

•                                          Announcement of the results of the governmental investigation of our Detroit facility;

•                                          Further changes to our revolving credit facility;

•                                          Changes in the regulatory environment or market conditions affecting the liquid waste management industry;

•                                          Changes in earnings estimates by analysts;

•                                          Loss of key personnel;

•                                          Changes in accounting principles or policies;

•                                          Sales of common stock by existing stockholders;

•                                          Announcements of key developments by competitors; and

•                                          Economic and political conditions.

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.

Item 2.  Properties

Our corporate offices are located in Houston, Texas. The corporate offices consist of approximately 20,000 square feet of office space occupied under a lease which expires on June 30, 2007.

The Commercial Wastewater Division operates 23 liquid waste processing facilities. We believe that the specialized equipment, licenses and permits necessary to operate these liquid waste processing facilities create a significant barrier to entry into this industry. The following table sets forth certain information relating to each such facility, including the types of liquid waste most commonly managed:

Facility	Location	Liquid Wastes Managed	Owned/Leased
Parallel CA	Rancho Cucamonga, California	Bulk Liquids and Dated Beverages	Owned
Parallel FL	Bartow, Florida	Bulk Liquids and Dated Beverages	Leased
National Solvent	Atlanta, Georgia	Industrial Wastewaters	Leased
D&H Holding	Hammond, Indiana	Industrial Wastewaters; Grease and Grit Trap Waste; Septage	Leased
Parallel KY	Louisville, Kentucky	Bulk Liquids and Dated Beverages	Owned
Bio-Vac	Shreveport, Louisiana	Grease and Grit Trap Waste	Owned
A&A Environmental	Linthicum Heights, Maryland	Industrial Wastewaters	Owned
Northern A-1	Kalkaska, Michigan	Industrial Wastewaters	Owned
Royal Recycling	Hamilton, Ontario, Canada	Dated Beverages	Leased
Gateway Terminal	Carteret, New Jersey	Industrial Wastewaters	Leased
Waste Stream	Weedsport, New York	Biosolids	Leased
E-Max Elwood	Elwood City, Pennsylvania	Industrial Wastewaters	Leased
E-Max Allegheny	Pittsburgh, Pennsylvania	Industrial Wastewaters	Leased
Austin Liquid Disposal	Austin, Texas	Grease and Grit Trap Waste	Leased
Environment Management	Austin, Texas	Grease and Grit Trap Waste	Leased
Mesa	Dallas, Texas	Grease and Grit Trap Waste	Owned
Amigo North	Giddings, Texas	Petroleum Fuels	Owned
Reclamation Technology	Haltom City, Texas	Industrial Wastewaters	Leased
American Wastewater	Houston, Texas	Industrial Wastewaters; Grease and Grit Trap Waste; Septage	Owned
Re-Claim TX	Houston, Texas	Industrial Wastewaters	Owned
Waste Technologies	San Antonio, Texas	Grease and Grit Trap Waste	Owned
Imperial (Mesa)	San Antonio, Texas	Grease and Grit Trap Waste	Owned
Amigo South	San Antonio, Texas	Petroleum Fuels	Owned

The Industrial Wastewater Division operates six waste processing facilities.  The following table sets forth certain information relating to each such facility, including the types of waste most commonly managed:

Facility	Location	Liquid Wastes Managed	Owned/Leased
Romic AZ	Chandler, Arizona	Hazardous Wastes; Industrial Wastewaters	Leased
Romic CA	East Palo Alto, California	Hazardous Wastes; Industrial Wastewaters	Owned
USL Florida	Tampa, Florida	Household Hazardous Wastes	Owned
Waste Research Augusta	Augusta, Georgia	Industrial Wastewaters	Owned
Waste Research Macon	Macon, Georgia	Industrial Wastewaters	Owned
USL Detroit	Detroit, Michigan	Hazardous Wastes; Industrial Wastewaters	Owned

The Oilfield Waste Division operates six oilfield waste processing facilities and ten commercial saltwater injection wells. The following table sets forth certain information relating to each processing facility:

Location	Area Permitted for Oilfield Waste Processing and Disposal	Approximate Square Footage of Office Facilities	Owned/Leased
Bateman Island, Louisiana	115 acres	5,000	Leased
Bourg, Louisiana	140 acres	5,000	Leased
Elm Grove, Louisiana	152 acres	500	Owned
Mermentau, Louisiana	277 acres	10,000	Owned
Bustamonte, Texas	120 acres	1,000	Owned
San Isidro, Texas	80 acres	1,000	Leased

In addition to the facilities described above, we also own a facility in Lacassine, Louisiana consisting of approximately 8,000 square feet of office and equipment storage space and approximately 130 acres of undeveloped land that was previously used for landfarming of oilfield waste and naturally occurring radioactive material.  This facility has been closed in accordance with Louisiana law.  We also own a facility in Kansas City, Missouri that was previously used for storage and bulking of various hazardous wastes and a facility in Roseville, Michigan that was previously used for fuel blending and solvent recycling. The Kansas City and Roseville facilities have not been operational since 1992 and we have no plans to resume operations at either of these facilities.  We also lease the Re-Claim facility located in Shreveport, Louisiana.  We ceased on-going operations at this facility in early 2001; however, the lease on the facility will not expire until September 2007.

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

Item 3.  Legal Proceedings

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc., including a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan.   On August 25, 1999, the EPA and the FBI jointly executed a search warrant at this facility, seeking documentation relating to the facility’s receipt, processing and disposal of hazardous waste.  According to the affidavit attached to the search warrant, the investigation was triggered by allegations that (i) the facility knowingly discharged untreated hazardous liquid waste into the Detroit sewer system in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous solid waste at an unpermitted treatment facility in violation of RCRA.  The affidavit alleged that these activities had been taking place since 1997, which was before we acquired the facility.  The investigation is now under the direction of the U.S. Attorney’s office in Detroit.  We have cooperated with the EPA, the FBI and the U.S. Attorney throughout this investigation and, to date, no civil action or criminal indictment has been initiated against the Company or any individual.   We are currently engaging in discussions with the U.S. Attorney concerning a possible settlement of this matter.  Based upon our discussions with the U.S. Attorney and other available information, during the fourth quarter of 2001 we recorded a $5.0 million reserve to cover amounts expected to be paid in connection with any such settlement.  Management believes that this reserve is sufficient; however, there can be no assurance that we will be successful in negotiating a settlement with the U.S. Attorney or that the amounts to be paid in connection with any such settlement will not exceed $5.0 million.  Our failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on our business, results of operations and financial condition.

The EPA notified us in 1999 that liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  We believed that the waste could be handled as nonhazardous waste.  A reserve was established for costs incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of December 31, 2001, approximately $0.9 million of this reserve remained accrued to process and dispose of the remaining waste.  As previously reported, our Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%.  Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of December 31, 2001, the balance of this reserve was $3.4 million, of which $0.5 million is expected to be paid in 2002.  Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under CERCLA with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site.  Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site.  As of December 31, 2001, the balance of this reserve was $145,000.  We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

The Company’s non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”).  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products’ premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities.  At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation.  During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities.  During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF.  Based upon our discussions with the ATF, we believe that our offer will be accepted by the ATF.  The proposed assessment by the ATF does not address approximately $525,000 of refund claims that we submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in our documentation.  We are currently engaging in discussions with the affected customers concerning the refund claims in question.  Settlements have been reached with certain customers and we believe that satisfactory settlements can be reached with all of the other affected customers.   After giving effect to the proposed settlement with the ATF and the on-going discussions with our customers, management reassessed the reserve that was established for this matter in December 2000.  As of December 31, 2001, the total reserve remaining was $0.3 million.  Management believes that this reserve is sufficient.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division.  These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in our March 1999 public offering  and  violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s  common stock during the period beginning on May 12, 1998 and ending on August 25, 1999.  The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company’s financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company.   The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.  During 2000, we filed a motion to dismiss the plaintiffs’ consolidated complaint.  In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint.  The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal.  Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act.  This lawsuit is currently set for trial on November 25, 2002.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company’s Detroit facility and the securities class action described above.  Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above.  The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs.  The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.  We believe that the stockholder  derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders.   As of the date of this report, no ruling has been made by the court on our motion to dismiss.  This lawsuit is currently set for trial in February 2003.

On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”).  In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock.  During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000.  Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above.  Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper.  We have denied that we have any liability to Parallel and we have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement.  This lawsuit is still in the discovery stage and no trial date has been set.

In January 2002, we settled the claims asserted by Downstream Environmental, L.L.C. and Dan Noyes against the Company and our subsidiary, U S Liquids of Texas, Inc.  The settlement did not have a material impact on our results of operations or financial condition or on the operations of our American Wastewater facility.

In April 1998, we acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock.  As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares.  On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock.  The plaintiffs have also alleged, among other things, that we made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition.  The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices — Consumer Protection Act, punitive damages, interest, attorneys’ fees and costs.  We deny that we have any liability to the plaintiffs.  This action has been delayed as the result of a related arbitration proceeding between the plaintiffs and their former stockbroker, which was completed in March 2002.

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and our subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000.  During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute.  During the fourth quarter of 2001, we established a $3.5 million reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds.  Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

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

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future.  However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on our consolidated financial position or results of operations in one or more future periods.   We intend to defend ourself vigorously in all of the above matters.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the American Stock Exchange under the symbol “USL.” The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as reported on the American Stock Exchange.

	Price Range of Common Stock
	High	Low
Year Ended December 31, 2000:
First Quarter	$10.25	$5.19
Second Quarter	6.63	4.25
Third Quarter	6.00	3.38
Fourth Quarter	4.63	1.75

Year Ended December 31, 2001:
First Quarter	$4.10	$2.19
Second Quarter	5.12	3.05
Third Quarter	6.00	4.40
Fourth Quarter	5.68	4.95

The number of holders of record of common stock at March 15, 2002 was 186.

We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We intend to retain future earnings, if any, to finance the expansion of our operations and for general corporate purposes. We are also prohibited from declaring or paying cash dividends on our capital stock under the terms of our revolving credit facility.

Item 6.  Selected Financial Data

The consolidated balance sheet and income statement data below set forth our consolidated financial data as of  December 31, 2000 and 2001, and for the years ended December 31, 1999, 2000 and 2001, derived from the audited financial statements which appear elsewhere in this report. The consolidated balance sheet and income statement data as of December 31, 1997, 1998 and 1999 and for the years ended December 31, 1997 and 1998 have been derived from audited financial statements which do not appear in this report.

Statements of Operations Data:

	Years Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Revenues	$38,159	$121,460	$231,783	$247,859	$230,312
Operating expenses	21,353	79,027	165,773	193,724	168,673
Depreciation and amortization	2,990	8,146	16,595	19,234	17,513
Selling, general and administrative expenses	5,350	12,927	26,242	33,162	26,440
Pooling costs	400	—	—	—	—
Special charges, net	—	—	15,138	17,787	5,771
Income (loss) from operations	$8,066	$21,360	$8,035	$(16,048)	$11,915
Interest and other expense, net	1,775	3,555	6,674	10,279	9,136
Income (loss) before provision (benefit) for income taxes	$6,291	$17,805	$1,361	$(26,327)	$2,779
Provision (benefit) for income taxes	2,416	7,033	2,603	(950)	(607)
Net income (loss)	$3,875	$10,772	$(1,242)	$(25,377)	$3,386
Basic earnings (loss) per share	$0.65	$1.04	$(0.08)	$(1.61)	$0.21
Diluted earnings (loss) per share	$0.55	$0.93	$(0.08)	$(1.61)	$0.20
Weighted average shares outstanding	5,937	10,317	15,324	15,798	15,988
Diluted weighted average shares outstanding	7,078	11,637	15,324	15,798	16,728

Balance Sheet Data:

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Working capital	$2,122	$2,936	$10,189	$11,093	$6,642
Total assets	55,016	252,165	369,083	352,177	320,876
Long-term obligations, including current maturities	17,436	68,394	104,826	111,519	92,028
Stockholders’ equity	20,906	124,944	190,148	164,870	168,453

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reviews our operations for the three years ended December 31, 2001 and should be read in conjunction with our consolidated financial statements and related notes and the other financial information appearing elsewhere in this report.  The information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve substantial risks and uncertainties.  You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Business-Factors Influencing Future Results and Accuracy of Forward-Looking Statements” in Item 1 of this report.

Overview

Our subsidiaries are organized into three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division.  The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams.  The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams.  The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

The Commercial Wastewater Division generated $138.8 million, or 60.3%, of our revenues for the year ended December 31, 2001.  This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Some of our by-product sales involved the brokering of industrial and fuel grade ethanol produced by third parties; however, as of December 31, 2001, we have essentially exited the ethanol brokerage business.  Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $64.4 million, or 28.0%, of our revenues for the year ended December 31, 2001.  This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater.  Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products.  The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste.  Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $27.1 million, or 11.7%,  of our revenues for the year ended December 31, 2001. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste.  In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years.  For operations previously classified as held for sale, we suspended depreciation and adjusted amortization after giving effect to the write-downs of the underlying assets.

The seasonal nature of certain of our operations may materially affect operating results.  Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be those related to revenue recognition, processing expenses, and closure and remediation reserves.

Revenue Recognition.  In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition,” we recognize revenue from processing services when material is unloaded at one of our facilities, if delivered by the customer, or at the time the service is performed, if we collect the materials from the customer’s location.  We recognize revenue at the time our facility accepts the waste because the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to us.  By-product sales are recognized when the by-product is shipped to the buyer.

Processing Expenses.  Expenses associated with the waste processing cycle can be broken down into two major components: those incurred within the same accounting period as when the associated revenue is recognized and those incurred after the accounting period in which the associated revenue was recognized.

The majority of the expenses associated with the waste processing cycle are incurred within the same accounting period as when the associated revenue is recognized.  These expenses include receiving personnel labor costs, lab testing costs, compliance costs, and the majority of the labor and equipment variable costs associated with the waste treatment.  The majority of the labor and equipment variable costs associated with the treatment process are incurred within the first 30 days of treatment.

Since revenue has been recognized at the time the service to the customer was completed, we accrue the associated future expenses into a processing reserve to establish a proper matching of revenues and all associated expenses.  Since the facilities have been operated the same way for several years, we know what the treatment process costs us on a per unit basis.  Thus, for every unit of waste that is offloaded into the facility, we accrue an amount to reflect the processing costs to be incurred subsequent to the initial processing associated with that unit.  As the treatment process concludes, we will apply those actual costs incurred against the processing reserve.

Closure and Remediation Reserves.  Our closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of our landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods.  The closure and remediation reserves include both our open and closed facilities, as well as all third party sites for which we have been determined to be a potentially responsible party and which require remediation.  Our closure and remediation reserves have remained fairly constant as the methodology has been consistent, and there has been no significant change in assumptions other than changes in estimates due to annual changes in inflation indices, an update in cost estimates associated with closure, or a change in regulations.

Other critical accounting policies affecting judgments and estimates include:

Allowance for Doubtful Accounts.   We extend credit to customers and other parties in the normal course of business.  Management regularly reviews outstanding accounts receivables, and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

Deferred Income Taxes.  Deferred income tax assets and liabilities are recognized for differences between the book basis and the tax basis of the net assets of the Company.  In providing for deferred income taxes,  management considers current tax regulations, estimates of future taxable income and available tax planning strategies.  In certain cases, management has established reserves to reduce deferred income tax assets to estimated realizable value.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred income tax assets and liabilities may be required.

Insurance.  We maintain insurance coverage for various aspects of our business and operations.  We retain a portion of losses that occur through the use of deductibles and retentions under self-insurance programs.  Management regularly reviews estimates of reported and unreported claims and provides for losses through insurance reserves.  As claims develop and additional information becomes available, adjustments to loss reserves may be required.

Special Charges

During each of the years ended December 31, 1999, 2000 and 2001, we recorded special charges that reduced net income.  Set forth below is a description of these special charges.

1999 Business Interruptions and Remediations

Description		1999 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	PCB Costs at Detroit	$5,494	$—
(ii)	Disposal at Re-Claim	2,535	—
(iii)	Re-Claim Fines	2,000	—
(iv)	Legal Fees	1,700	—
(v)	Write-off of Capitalized Costs	1,316	—
(vi)	Re-Claim Spill	1,000	—
(vii)	Severance	954	108	(A)
(viii)	Other Costs	139	—
	Total Special Charge 12/31/99	$15,138	$108

(A)       Included in special charge accrual

During the third and fourth quarters of 1999, we recorded special charges in the amount of $15.1 million.  The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated material improperly delivered to our Detroit facility, the decontamination of certain equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to the facility’s acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by our Re-Claim Louisiana facility, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, net of $443,000 received from our insurance carrier for submitted claims, (iii) $2.0 million for fines imposed by regulatory authorities relating to the operations of the Re-Claim facility, (iv) $1.7 million for legal and professional fees incurred for matters arising in connection with the governmental proceedings relating to the Detroit and Re-Claim facilities and the securities class action and shareholder derivative action arising therefrom, (v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur, (vi) $1.0 million for the cleanup of a spill at the Re-Claim facility caused by an act of vandalism, (vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, and (viii) $139,000 for other costs related to the operations of the Detroit and Re-Claim facilities.  These special charges reduced net income by $10.4 million (net of taxes), or $0.68 per share, for the year ended December 31, 1999.  As of December 31, 2001, $0.1 million of these special charges remained in accrued liabilities.  See Notes 5 and 9 to our consolidated financial statements.  See Note 18 to our consolidated financial statements for a further discussion of incidents giving rise to certain of the special charges.

2000 Operations Held for Sale or Closure

Description		2000 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	Estimate of Losses on Sales	$19,701	$—
(ii)	Re-Claim Shutdown	10,221	2,659	(A)-(C)
(iii)	Legal Fees (related to (i-ii) above)	208	33	(D)
(iv)	PCB Costs at Detroit	471	—
(v)	Disposal Agreement Termination	(12,814)	—
	Total Special Charge, net 12/31/00	$17,787	$2,692

(A)                             $1.3 million included in accrued processing costs, which includes $0.9 million to process waste stored off-site (see Note 18 to our consolidated financial statements)

(B)                               $0.2 million included in accrued liabilities — represents current portion of Re-Claim lease liability

(C)                               $1.1 million included in long-term liabilities — represents long-term portion of Re-Claim lease liability

(D)                              Included in accrued legal fees

During the fourth quarter of 2000, we recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute.  These special charges amounted to a net expense of $17.8 million.  The special charges included (i) $19.7 million for estimated losses from the sale of certain operations in the Commercial Wastewater Division, (ii) $10.2 million for the closure of the Re–Claim Louisiana facility, which included approximately $1.6 million for processing costs and approximately $1.6 million for the remaining lease liability, (iii) legal fees associated with the above for $208,000, and (iv) additional charges of $471,000 for the disposal of PCB contaminated materials at our Detroit facility (relating to 1999 special charges discussed above).  During this period, we also recognized net pre–tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management, Inc. that was entered into in May 1998 in connection with the acquisition of the Detroit facility.  These special charges reduced net income by $17.8 million (net of taxes, due to valuation allowances), or $1.13 per share.  As of December 31, 2001, $2.7 million of these special charges remained in accrued liabilities.  See Notes 5 and 9 to our consolidated financial statements.

2001 Regulatory and Legal Resolutions and Operations Held for Sale

Description		2001 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	National Steel Settlement	$(7,500)	$—
(ii)	Insurance Claim Refund	(3,750)	—
(iii)	Detroit Fine	5,000	5,000	(A)
(iv)	Reliance Bankruptcy	3,500	3,500	(A)
(v)	Additional Losses on Sales	1,713	—
(vi)	Goodwill Write-down	6,302	—
(vii)	San Antonio Write-down	491	—
(viii)	Other Costs	15	—
	Total Special Charge, net 12/31/01	$5,771	$8,500

(A)  Included in special charge accrual

During 2000, we filed suit against National Steel Corporation for not properly identifying PCB contaminated materials as required by law when delivered to our Detroit facility.  In filing the suit, we were seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure.  In April 2001, we entered into a settlement agreement with National Steel.  As part of the settlement agreement, in April 2001, National Steel paid $7.5 million to us.

In addition to filing suit against National Steel, we also submitted a claim under our property damage policy for losses incurred as a result of the temporary closing of the facility in August 1999 and the delivery of PCB contaminated waste to a landfill owned by Waste Management, Inc.  During the third quarter of 2001, we agreed to accept  $3.75 million in complete satisfaction of our claim under the policy.  The funds were paid to us in August 2001.

As further discussed in Item 3. Legal Proceedings, the EPA and the FBI executed a search warrant at the Detroit facility seeking documentation relating to the facility’s operations.  During the fourth quarter of 2001, we established a reserve of $5.0 million for amounts expected to be paid in connection with a possible settlement of this matter.

Reliance Insurance Company provided casualty insurance coverage for the Company.  In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into bankruptcy.  During the fourth quarter of 2001, $3.5 million was reserved for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  See Item 3. Legal Proceedings.

During the fourth quarter of 2000, we approved the divestiture of several of our non-core operations and recorded special charges of $19.7 million related thereto.  During 2001, certain operations were sold and additional losses of $1.7 million were recognized as a result of these sales.  During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value resulting in a write-down of goodwill of approximately $6.3 million.  In December 2001, senior management made the decision to assimilate the remaining operations back into our core business.

During the fourth quarter of 2001, certain fixed assets were written down at our San Antonio location for approximately $0.5 million in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

These special charges reduced net income by $5.5 million (net of taxes), or $0.33 per share.  In addition, a tax benefit was realized on a prior year special charge due to the release of the valuation allowance on prior year losses on the operations held for sale or closure that are no longer held for sale.  This benefit increased net income by $5.2 million, or $0.31 per share.  As of December 31, 2001, $8.5 million of these special charges remained in accrued liabilities.  See Notes 5 and 9 to our consolidated financial statements.

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues.  Revenues for the year ended December 31, 2001 decreased $17.5 million, or 7.1%, from $247.8 million for the year ended December 31, 2000 to $230.3 million for the year ended December 31, 2001. The Commercial Wastewater Division contributed $169.0 million, or 68.2%, of 2000 revenues and $138.8 million, or 60.3%, of 2001 revenues.  Collection and processing fees generated $128.0 million, or 75.7%, and $113.6 million, or 81.8%, of the Commercial Wastewater Division’s revenues for 2000 and 2001, respectively.  Revenues from collection and processing of waste decreased $14.4 million, or 11.3%, due primarily to the sales of the Allison facility and part of the Northeast operations, and a decline in our biosolids business in New York and our emergency response business in San Antonio.  In addition, fiscal year 2000 benefitted from revenues generated from a major oil spill project.  By-product sales generated the remaining $41.0  million, or 24.3%, and $25.2 million, or 18.2%, of the Commercial Wastewater Division’s revenues for 2000 and 2001, respectively.  Revenues from the sale of by-products decreased $15.8 million, or 35.8%, primarily due to lower brokered ethanol sales.  As of December 31, 2001, we have essentially exited the business of brokering ethanol produced by third parties.

The Industrial Wastewater Division contributed $57.1 million, or  23.0%,  of 2000 revenues and $64.4 million, or 28.0%, of 2001 revenues.  Collection and processing fees generated $52.2 million, or 91.4%, and $58.4 million, or 90.7%, of the Industrial Wastewater Division’s revenues for 2000 and 2001, respectively.  Revenues from the collection and processing of waste increased  $6.2 million, or 11.9%, due primarily to improved performance at our Detroit facility.  By-product sales generated the remaining $4.9 million, or 8.6%, and $6.0 million, or 9.3%, of the Industrial Wastewater Division’s revenues for 2000 and 2001, respectively.

The Oilfield Waste Division contributed $21.7 million, or 8.8%, of 2000 revenues and $27.1 million, or 11.7%, of 2001 revenues.  The Oilfield Waste Division’s revenues increased $5.4 million, or 24.9%, due primarily to increased on-shore drilling activity.  Drilling activity in the Gulf Coast region has decreased during the past twelve months and our disposal agreement with Newpark Resources is currently scheduled to terminate on June 30, 2002.  Consequently, we currently estimate that the Oilfield Waste Division’s revenues for 2002 will decrease by approximately $5.7 million, or 21.0%.

Operating Expenses.  Operating expenses decreased $25.0 million, or 12.9%, from $193.7 million for the year ended December 31, 2000 to $168.7 million for the year ended December 31, 2001.  As a percentage of revenues, operating expenses decreased from 78.2% in 2000 to 73.2% in 2001.  This decrease resulted from lower brokered ethanol sales, which produced margins in the range of -2.0% to 2%.  Operating improvements implemented at our Detroit and Texas facilities also contributed to this decrease, as well as our Oilfield Division, which maintained its cost base with a significant revenue increase.  Costs also improved due to an insurance accrual adjustment for $1.4 million made at the end of the annual insurance year in August 2001.  The year-end accrual exceeded our premiums, claims filed and the balance reserved for claims incurred but not reported.  In addition, during the fourth quarter of 2001, we agreed to accept $1.1 million from one of our insurance carriers in settlement of property damage and business interruption claims made with respect to losses suffered as a result of an incident at our Canadian facility in March 2000.  This settlement constitutes a direct operating expense reduction.    We received $265,000 of the settlement amount during the third quarter of 2001.  The remainder of the settlement amount was received during the first quarter of 2002.

Depreciation and Amortization.   Depreciation and amortization expenses decreased $1.7 million, or 8.9%, from $19.2 million for the year ended December 31, 2000 to $17.5 million for the year ended December 31, 2001.  This decrease was attributable primarily to the discontinued recognition of depreciation and adjusted amortization expenses related to our operations held for sale.  Had we not classified any operations as held for sale, depreciation and amortization expenses for the year ended December 31, 2001 would have been greater by $2.0 million.  As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% in 2000 to 7.6% in 2001.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased $6.7 million, or 20.2%, from $33.2 million for the year ended December 31, 2000 to $26.4 million for the year ended December 31, 2001.   As a percentage of revenues, selling, general and administrative expenses decreased from 13.4% in 2000 to 11.5% in 2001.  This improvement resulted primarily from decreased legal fees and decreased bad debt expense.  In addition, the 2000 fiscal year included significant severance expenses associated with the resignation of a senior executive officer and the elimination of our market development department.

Interest and Other Expenses.    Net interest and other expenses decreased $1.2 million, or 11.7%, from $10.3 million for the year ended December 31, 2000 to $9.1 million for the year ended December 31, 2001.  This decrease resulted from lower interest rates and reduced borrowings.

Income Taxes.   The benefit for income taxes decreased approximately $0.4 million, or 40%, from a benefit of  $1.0 million in 2000 to a benefit of $0.6 million in 2001.  This decrease was attributable to increased pretax book income.  The effective benefit tax rate for 2001 was 21.8%, compared to a benefit tax rate of 3.6% for 2000.  The tax rate difference was due to the impact of the release of valuation allowances on prior year book losses due to the realization of taxable income in 2001.

Years Ended December 31, 2000 and 1999

Revenues.  Revenues for the year ended December 31, 2000 increased $16.0 million, or 6.9%, from $231.8 million for the year ended December 31, 1999 to $247.8 million for the year ended December 31, 2000. The Commercial Wastewater Division contributed $152.4 million, or 65.7%, of 1999 revenues and $169.0 million, or 68.2%, of 2000 revenues.  Collection and processing fees generated $122.3 million, or 80.2%, and $128.0 million, or 75.7%, of the Commercial Wastewater Division’s revenues for 1999 and 2000, respectively.  Revenues from collection and processing of waste increased $5.7 million, or 4.7%, due primarily to additional revenues generated from a major oil spill project.  By-product sales generated the remaining $30.1 million, or 19.8%, and $41.0 million, or 24.3%, of the Commercial Wastewater Division’s revenues for 1999 and 2000, respectively.  Revenues from the sale of by-products increased $10.9 million, or 36.2%, primarily  due to higher brokered ethanol sales.

The Industrial Wastewater Division contributed $60.9 million, or  26.3%,  of 1999 revenues and $57.1 million, or 23.0%, of 2000 revenues.  Collection and processing fees generated $55.9 million, or 91.8%, and $52.2 million, or 91.4%, of the Industrial Wastewater Division’s revenues for 1999 and 2000, respectively.  Revenues from collection and processing of waste decreased  $3.7 million, or 6.6%, due primarily to the temporary closing and subsequent recovery period at our Detroit facility.  By-product sales generated the remaining $5.0 million, or 8.2%, and $4.9 million, or 8.6%, of the Industrial Wastewater Division’s revenues for 1999 and 2000, respectively.

The Oilfield Waste Division contributed $18.5 million, or 8.0%, of 1999 revenues and $21.7 million, or 8.8%, of 2000 revenues.  The Oilfield Waste Division’s revenues increased $3.2 million, or 17.3%, due primarily to increased on-shore drilling activity.

Operating Expenses.  Operating expenses increased $27.9 million, or 16.8%, from $165.8 million for the year ended December 31, 1999 to $193.7 million for the year ended December 31, 2000.  As a percentage of revenues, operating expenses increased from 71.5% in 1999 to 78.2% in 2000.  This increase was due primarily to normal fixed costs at our Detroit facility with a significant drop in revenues due to the 1999 shut-down, and reduced margins on a major project in the Innovative Services Group of the Commercial Wastewater Division compared to a similar project in 1999.   In addition, a larger than expected portion of the Innovative Services business was attributable to the brokerage of ethanol, which is a very low margin producer.  This increase in operating expenses also reflects the continued growth of the Commercial Wastewater Division, which has lower margins than the Oilfield Waste Division.

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

Liquidity and Capital Resources

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures.   Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. We expect that these resources will be sufficient to fund continuing operations through March 2003; however, there can be no assurance that additional capital will not be required sooner for our ongoing operations.

During the first quarter of 2002, our revolving credit facility was amended to, among other things, extend the maturity date to June 15, 2002.  In addition, on March 28, 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003 and increase the interest rates payable under the credit facility.  By April 15, 2003, we must either once again extend the term of our existing credit facility or obtain an alternative source of financing.  There can be no assurance that we will be able to obtain such an extension or alternative financing when required.

Operating Cash Flows

Cash flows from operations were $10.0 million and $24.4 million for the years ended December 31, 2000 and 2001, respectively.  This increase in operating cash flows was due in part to increased net income, collections on accounts receivable and decreased prepaid expenses and other current assets.  This increase was partially offset by decreased accounts payable.  We had net working capital of $6.6 million at December 31, 2001, compared to net working capital of $11.1 million at December 31, 2000.  This decrease resulted primarily from the reclassification of operations held for sale.  At December 31, 2000, all asset and liability accounts for the operations classified as held for sale were recorded as a current asset or liability in a separate line item, respectively.  However, at December 31, 2001, because the remaining assets previously held for sale have been assimilated back into our business, the asset and liability accounts were recorded in their original respective account categories.  The significant fluctuation was due primarily to property, plant and equipment and goodwill classified as current assets at December 31, 2000 and as long-term assets at December 31, 2001.  This decrease was partially offset by the classification of all of the debt under our revolving credit facility as long-term.  In the prior year, $20.7 million of our credit facility was classified as short-term as it represented payments of our expected proceeds from operations held for sale, the receipt of which required concurrent payments on the credit facility.

Our allowance for bad debts increased $23,000, or 2.1%, from $1.07 million for the year ended December 31, 2000 to $1.09 million for the year ended December 31, 2001.

At December 31, 2001, we had a $6.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $11.0 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities.  As of December 31, 2001, we also had a $3.4 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.  In 2002, we expect to pay approximately $0.5 million of remediation reserves.

Many of our customers require us to post performance bonds or letters of credit to secure performance.  Those bonds and letters of credit guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety or bank to pay or perform under our bond or letter of credit.  Our relationship with our sureties is such that we will indemnify a surety for any expenses it incurs in connection with any of the bonds it issues on our behalf.  To date, we have not incurred significant expenses to indemnify a surety for expenses it incurred on our behalf.  As described above, we are also required to provide financial assurance for the final closure and post-closure obligations with respect to our permitted facilities. We establish financial assurance in different ways, depending on the jurisdiction, including letters of credit from third parties, surety bonds, trust agreements and traditional insurance.  To date, we have not experienced unusual difficulty in obtaining financial assurance for our operations. However, continued availability of letters of credit, surety bonds and insurance policies in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations. Financial assurance is generally a requirement for obtaining or retaining operating permits.  Additionally, our continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.  We also maintain a collateral bond to secure our obligation to reimburse our insurance carrier for uninsured deductibles it pays under our employee group health plan.

2002 operating cash flows from continuing operations are anticipated to be approximately $11.3 million.  This amount is net of all projected interest costs and expected payments on special charge reserves. Operating cash flow will be a primary source of funding our capital budget in 2002. Any remaining amounts will be used to reduce outstanding debts.  Projected interest costs have been calculated using the higher interest rates agreed to in connection with the March 28, 2002 amendment of our revolving credit facility.  In addition, our projected interest costs assume a two percent increase in the prime rate and the London Interbank Offered Rate (“LIBOR”) over the course of the year.  Projected payments on special charge reserves assume that all amounts reserved for amounts expected to be paid in connection with a possible settlement of the investigation of our Detroit facility and estimated losses resulting from the insolvency of one of our primary insurers will be paid in 2002, although the exact amounts and payment dates for these liabilities is unknown at this time.

Investing Activities

Capital expenditures made during 2001 for our continuing operations were $10.5 million.  The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades.  Capital expenditures for our continuing operations for 2002 are estimated at approximately $11.4 million.  Approximately $6.3 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions.  Approximately $3.0 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $1.4 million is budgeted for equipment and injection wells for the Oilfield Waste Division.  The remaining $0.7 million will be used for software and computer upgrades at our corporate headquarters.  In the event that all special charge reserves are required to be paid in 2002, as projected in “— Operating Cash Flows,” we would anticipate reducing capital expenditures below the levels described above.

In certain of our acquisitions, we agreed to pay additional consideration to the owners of the acquired business if the future pre-tax earnings of the acquired business exceed certain negotiated levels or other specified events occur. To the extent that any contingent consideration is required to be paid in connection with an acquisition, we anticipate that the related incremental cash flows of the acquired business will be sufficient to pay the cash component of the contingent consideration.  There were no such payments made  in 2001.  During 2002, the former owners of a business that we acquired in 1998 are entitled to receive additional consideration totaling $2.7 million if the acquired business satisfies certain targeted performance levels.  Management does not expect the acquired business to meet these targets and, therefore, we do not anticipate paying any such amounts in 2002.

Financing Activities

At December 31, 2001, approximately $2.9 million of principal payments on debt obligations were payable during the next twelve months.  These payments are expected to be funded from operating cash flows and from borrowings against our revolving credit facility.

Our future contractual obligations include:

	Payments Due by Period
Contractual Obligations	Less than 1 year	2003	2004	2005	2006	Thereafter	Total
	(In thousands)
Debt and Capital Lease Obligations	$2,891	$86,315	$968	$430	$424	$1,000	$92,028
Operating Lease Obligations	$3,726	$3,036	$2,518	$2,168	$1,911	$9,267	$22,626
Closure and Remediation Reserves	$465	$349	$455	$305	$204	$8,535	$10,313

Our other commercial commitments expire as follows:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Less than 1 year	2003	2004	2005	2006	Thereafter	Total
	(In thousands)
Standby Letters of Credit	$3,750	$—	$—	$—	$—	$250	$4,000
Performance Bonds	$13,275	$743	$10	$—	$—	$—	$14,028
Collateral Bond	$2,450	$—	$—	$—	$—	$—	$2,450

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements.  Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets.  The credit facility contains affirmative, negative and subjective covenants, prohibits the payment of dividends and requires us to comply with certain financial covenants.

Our 2001 fourth quarter results caused us to be out of compliance with certain of the financial covenants of the credit facility. During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to June 15, 2002, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, and waive our noncompliance with and modify the terms of certain of our financial covenants.  In addition, on March 28, 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003 and increase the interest rates payable under the credit facility.  In connection with the March 28, 2002 amendment, we also agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003.  Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, any issuance of equity (other than any equity issued under the employee stock purchase plan) or the issuance of certain debt. The terms of our credit facility significantly limit our ability to enter into leases or new debts outside the facility.  The capital expenditures budgeted for 2002 are less than the capital expenditures permitted by the credit facility.

As a result of our lenders’ agreement to extend the maturity date of our credit facility to April 15, 2003, the outstanding balance under the credit facility has been classified as long-term as of December 31, 2001.  Prior to the maturity of the credit facility, we must either extend the term of the credit facility or obtain an alternative source of financing.

The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders.  At March 15, 2002, we had borrowed approximately $88.0 million under the credit facility.  Advances under the credit facility bear interest, at our option, at the prime rate or LIBOR, in each case, plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows.  As of March 15, 2002, amounts outstanding under the credit facility were accruing interest at approximately 7.6% per year.  This rate is expected to increase to 10.3%  in April 2002 as a result of the March 28, 2002 amendment to the credit facility.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.4%.

Operations Held for Sale

During the fourth quarter of 2000, our Board of Directors voted to sell certain non-core operations of the Commercial Wastewater Division.  The types of liquid waste managed at these facilities included industrial wastewaters, biosolids and grease and grit trap waste.  As of December 31, 2000 and during 2001, the carrying value of these assets was written down to the fair value thereof less estimated costs to sell.  In determining fair value, we considered, among other things, the range of preliminary purchase prices discussed with potential buyers.  In December 2001, senior management made the decision to assimilate the remaining operations back into our core business.   See Note 5 to our consolidated financial statements.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133.  This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  We adopted SFAS No. 133 as amended on January 1, 2001.  Adoption of this statement did not have a material impact on our financial position or results of operations as we have not engaged or entered into any arrangements usually associated with derivative instruments historically or during the year ended December 31, 2001.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired.  Any related losses will be recognized in earnings when incurred.  The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001.  The adoption of SFAS No. 142 will eliminate annual amortization expense related to goodwill by approximately $4.9 million in future periods.  In connection with the adoption of SFAS No. 142, on January 1, 2002, we have estimated an impairment of $91.0 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  We are considering the provisions of SFAS No. 143 and at present have not determined the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  We adopted SFAS No. 144 on January 1, 2002.  Adoption of this statement did not have a material impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.  We estimate that the fair value of all of our debt obligations approximates $92.0 million as of December 31, 2001.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk.  Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility.  As of December 31, 2001 and March 15, 2002, $85.0 million and $88.0 million had been borrowed under the revolving credit facility, respectively.  As of December 31, 2001 and March 15, 2002, $1.5 million and $1.4 million had been borrowed under the equipment credit facility, respectively.  As of March 15, 2002, amounts outstanding under the revolving credit facility were accruing interest at approximately 7.6% per year and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.4% per year.  A ten percent increase in short-term interest rates on the variable rate debts outstanding as of March 15, 2002 would approximate 19 basis points.  Such an increase in interest rates would increase our annual interest  expense by approximately $165,000 assuming the amount of debt outstanding remains constant.

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

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

Item 11.  Executive Compensation

Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2002.

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

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of 2001.

(c)	Exhibits:

Exhibit No.		Description
3.1	—

Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

3.2	—	Second Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 99.1 to the Form 8-K filed on March 2, 2001 is hereby incorporated by reference).

4.1	—

Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.2	—

Second Amended and Restated Credit Agreement, dated February 3, 1999, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.2 of the U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

4.3	—

First Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.  (Exhibit 4.3 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.4	—

Second Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.4 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.5	—

Third Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.7 of the Form 10-Q for the quarter ended June 30, 2000 is hereby incorporated by reference).

4.6	—

Fourth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

4.7	—

Fifth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).

+4.8	—	Sixth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.9	—	Seventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.10	—	Eighth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.11	—

Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association.  (Exhibit 4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

4.12	—

Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association.  (Exhibit 4.7 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

**10.1	—

Asset Purchase Agreement, dated December 2, 1996, among U S Liquids Inc., Sanifill, Inc. and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.2	—

Seller Noncompetition Agreement, dated December 13, 1996, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.2 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.3	—

Buyer Noncompetition Agreement, dated December 13, 1996, between Sanifill, Inc. and U S Liquids Inc. (Exhibit 10.3 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.4	—

Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.59 of U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

10.5	—	Settlement of Arbitration and Release between U S Liquids Inc. and Newpark Resources, Inc. (Exhibit 99.1 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).

10.6	—

Payment Agreement, dated December 31, 1998, among U S Liquids Inc., Newpark Resources, Inc., and Newpark Environmental Services, Inc.  (Exhibit 10.4 of U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

10.7	—

Option Agreement, dated December 31, 1998, among U S Liquids Inc., Newpark Resources, Inc. and Newpark Environmental Services, Inc.  (Exhibit 10.5 of U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

10.8	—

Amendment to Option Agreement, dated January 10, 2000, among U S Liquids Inc., Newpark Resources, Inc. and Newpark Environmental Services, Inc.  (Exhibit 10.8 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

10.9	—	Miscellaneous Agreement, dated September 16, 1998, between Newpark Resources, Inc. and U S Liquids Inc. (Exhibit 99.4 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).

*10.10	—

Employment Agreement, dated September 1, 1999, between U S Liquids Inc. and Steven J.  Read, as amended.  (Exhibit 10.10 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

10.11	—

Form of Nonqualified Stock Option Agreement between U S Liquids Inc. and certain individuals (Exhibit 10.11 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.12	—

U S Liquids Inc. Amended and Restated Stock Option Plan (Exhibit 10.12 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.13	—

U S Liquids Inc. Directors’ Stock Option Plan (Exhibit 10.13 of the U S Liquids Inc. Registration Statement on Form S-1  (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.14	—

Form of Grant of Incentive Stock Option Agreement (Exhibit 10.14 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.15	—	Agreement, dated November 15, 2000, between U S Liquids Inc. and W. Gregory Orr. (Exhibit 99.2 to the Form 8-K filed on November 21, 2000, is hereby incorporated by reference).

*10.16	—

Employment Agreement, dated February 13, 1998, between U S Liquids Inc. and Earl J. Blackwell.  (Exhibit 10.16 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

*10.17	—

Employment Agreement, dated September 1, 1999, between U S Liquids Inc. and Harry O. Nicodemus IV, as amended. (Exhibit 10.17 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

*10.18	—

Stock Distribution Agreement, dated June 16, 1997, between U S Liquids Inc. and Earl J. Blackwell (Exhibit 10.38 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

**10.19	—

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

*10.20	—

Employment Agreement, dated July 2, 1997, between U S Liquids Inc. and Michael P. Lawlor (Exhibit 10.40 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.21	—	Noncompetition Agreement of September 16, 1998 between U S Liquids Inc. and Newpark Resources, Inc. (Exhibit 99.3 to the Form 8-K filed on September 25, 1998 is hereby incorporated by reference).

10.22	—

Warrant Agreement among U S Liquids Inc., Van Kasper & Company and Sanders Morris Mundy Inc. (Exhibit 10.33 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-34875), effective September 18, 1997, is hereby incorporated by reference).

10.23	—

Amendment No. 1 to Warrant Agreement, dated April 20, 1998, among U S Liquids Inc., Van Kasper & Company and Sanders Morris Mundy Inc. (Exhibit 10.61 of U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

10.24	—

Estoppel, Waiver and Amendment Agreement, dated June 16, 1997, between Sanifill, Inc. and U S Liquids Inc. (Exhibit 10.27 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.25	—

Warrant, dated December 13, 1996, issued by U S Liquids Inc. to Sanifill, Inc. (Exhibit 10.31 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

*10.26	—

Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van Rooyan, as amended.  (Exhibit 10.26 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

+*10.27	—	Employment Agreement, dated July 15, 2001, between U S Liquids Inc. and John P. Miklich.

+21.1	—	List of subsidiaries of U S Liquids Inc.

+23.1	—	Consent of Arthur Andersen LLP.

+99.1	—	Letter regarding representations from Arthur Andersen LLP.

+    Filed herewith

*    Management Contract

**  Schedules to this agreement will be furnished supplementally to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Liquids Inc.

Date:	March 28, 2002	By:	/s/ Michael P. Lawlor
Michael P. Lawlor
Chairman of the Board and
Chief Executive Officer

Date:	March 28, 2002	By:	/s/ Earl J. Blackwell
Earl J. Blackwell
Chief Financial Officer,
Senior Vice President and
Secretary

Date:	March 28, 2002	By:	/s/ Harry O. Nicodemus, IV
Harry O. Nicodemus, IV
Vice President and
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2002	By:	/s/ Michael P. Lawlor
Michael P. Lawlor
Chairman of the Board of
Directors

Date:	March 28, 2002	By:	/s/ William M. DeArman
William M. DeArman
Director

Date:	March 28, 2002	By:	/s/ James F. McEneaney, Jr.
James F. McEneaney, Jr.
Director

Date:	March 28, 2002	By:	/s/ John N. Hatsopoulos
John N. Hatsopoulos
Director

Date:	March 28, 2002	By:	/s/ Clayton K. Trier
Clayton K. Trier
Director

Date:	March 28, 2002	By:	/s/ Alfred Tyler 2nd
Alfred Tyler 2nd
Director

Date:	March 28, 2002	By:	/s/ John P. Miklich
John P. Miklich
Director

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To U S Liquids Inc.:

We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Houston, Texas

February 25, 2002,

except for Note 21,

as to which the date is

March 28, 2002

U S  LIQUIDS INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	2000	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,176	$1,498
Accounts receivable, less allowances of $1,070 and $1,092, respectively	37,139	38,139
Inventories	2,254	2,485
Prepaid expenses and other current assets	14,941	8,648
Operations held for sale	23,745	—
Total current assets	$80,255	$50,770

PROPERTY, PLANT, AND EQUIPMENT, net	108,246	109,838
INTANGIBLE ASSETS, net	162,809	159,325
OTHER ASSETS, net	867	943
Total assets	$352,177	$320,876

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$22,993	$2,891
Accounts payable	17,579	14,253
Accrued expenses and other current liabilities	25,594	26,984
Operations held for sale	2,996	—
Total current liabilities	$69,162	$44,128

LONG-TERM OBLIGATIONS, net of current maturities	88,526	89,137
PROCESSING RESERVE, net of current portion	5,445	4,702
CLOSURE AND REMEDIATION RESERVES, net of current portion	10,834	9,848
OTHER LONG-TERM LIABILITIES	2,577	1,094
DEFERRED INCOME TAXES	10,763	3,514
Total liabilities	$187,307	$152,423

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock, $0.01 par value, 30,000,000 shares authorized, 15,818,729 and 16,031,815 shares issued and outstanding, respectively	158	160
Additional paid-in capital	176,939	177,134
Retained deficit	(12,204)	(8,818)
Accumulated other comprehensive loss — foreign currency translation adjustment	(23)	(23)
Total stockholders’ equity	$164,870	$168,453
Total liabilities and stockholders’ equity	$352,177	$320,876

The accompanying notes are an integral part of these consolidated financial statements.

U S  LIQUIDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	1999	2000	2001
REVENUES	$231,783	$247,859	$230,312
OPERATING EXPENSES	165,773	193,724	168,673
DEPRECIATION & AMORTIZATION	16,595	19,234	17,513
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES	26,242	33,162	26,440
SPECIAL CHARGES, net	15,138	17,787	5,771
INCOME (LOSS) FROM OPERATIONS	$8,035	$(16,048)	$11,915
INTEREST EXPENSE, net	6,803	10,698	9,440
OTHER INCOME, net	(129)	(419)	(304)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	$1,361	$(26,327)	$2,779
PROVISION (BENEFIT) FOR INCOME TAXES	2,603	(950)	(607)
NET INCOME (LOSS)	$(1,242)	$(25,377)	$3,386

Basic Earnings (Loss) per Common Share	$(0.08)	$(1.61)	$0.21
Diluted Earnings (Loss) per Common Share	$(0.08)	$(1.61)	$0.20
Weighted Average Common Shares Outstanding	15,324	15,798	15,988
Weighted Average Common and Common Equivalent Shares Outstanding	15,324	15,798	16,728

The accompanying notes are an integral part of these consolidated financial statements.

U S  LIQUIDS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

					Accumulated
				Additional	Comprehensive		Total
	Comprehensive	Common Stock		Paid-In	Other	Retained	Stockholders’
	Income (Loss)	Shares	Amount	Capital	Loss	Earnings	Equity
BALANCE, December 31, 1998		12,498	$125	$110,404	$—	$14,415	$124,944
Common stock issued in secondary public offering, net of offering costs	—	2,875	29	56,463	—	—	56,492
Common stock issued in acquisitions	—	636	6	12,846	—	—	12,852
Common stock options and warrants exercised	—	158	2	142	—	—	144
Repurchase and cancellation of common stock	—	(386)	(4)	(2,996)	—	—	(3,000)
Comprehensive Loss:
Foreign currency translation adjustment	(42)	—	—	—	(42)	—	(42)
Net loss	(1,242)	—	—	—	—	(1,242)	(1,242)
Total	$(1,284)
BALANCE, December 31, 1999		15,781	$158	$176,859	$(42)	$13,173	$190,148
Common stock issued in acquisitions	—	22	—	75	—	—	75
Common stock options exercised and employee stock purchases	—	16	—	5	—	—	5
Comprehensive Loss:
Foreign currency translation adjustment	19	—	—	—	19	—	19
Net loss	(25,377)	—	—	—	—	(25,377)	(25,377)
Total	$(25,358)
BALANCE, December 31, 2000		15,819	$158	$176,939	$(23)	$(12,204)	$164,870
Common stock options exercised and employee stock purchases	—	213	2	195	—	—	197
Comprehensive Income:
Net income	3,386	—	—	—	—	3,386	3,386
Total	$3,386
BALANCE, December 31, 2001		16,032	$160	$177,134	$(23)	$(8,818)	$168,453

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	1999	2000	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,242)	$(25,377)	$3,386
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,595	19,234	17,513
Asset write downs and impairments	—	—	6,793
Net (gain) loss on sale of property, plant, and equipment	122	8	(129)
Deferred income tax provision (benefit)	(340)	2,203	(1,451)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(4,196)	(3,939)	2,229
Inventories	(745)	(224)	(65)
Prepaid expenses and other current assets	(2,426)	(1,045)	2,003
Intangible assets	(785)	(1,248)	(1,134)
Other assets	(778)	1,365	(178)
Accounts payable, accrued liabilities, and other current liabilities	(1)	353	(3,106)
Closure, remediation and processing reserves	(3,193)	(915)	(1,724)
Contract reserve and other long-term liabilities	—	(10,314)	(1,519)
Operations held for sale, net	—	29,876	1,814
Net cash provided by operating activities	$3,011	$9,977	$24,432

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant, and equipment	$(17,223)	$(19,192)	$(10,510)
Proceeds from sale of property, plant, and equipment	1,688	973	1,072
Proceeds from sale of businesses	—	—	3,947
Cash paid for acquisitions and subsequent purchase adjustments, net	(69,177)	14	(64)
Net cash used in investing activities	$(84,712)	$(18,205)	$(5,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	$96,270	$36,975	$8,860
Principal payments on long-term obligations	(68,050)	(29,993)	(28,612)
Repurchase and cancellation of common stock	(3,000)	—	—
Proceeds from additional public offering of common stock, net of offering costs	56,492	—	—
Proceeds from exercise of stock options and employee stock purchase plan	144	5	197
Net cash provided by (used in) financing activities	$81,856	$6,987	$(19,555)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	$(42)	$19	$—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$113	$(1,222)	$(678)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,285	3,398	2,176
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,398	$2,176	$1,498

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$6,870	$10,639	$8,747
Cash paid (received) for income taxes	5,786	(3,884)	(4,098)
Assets acquired under capital leases	2,723	426	—
Liabilities issued and assumed related to acquisitions	12,852	257	—
Common stock, warrants, and options issued for acquisitions	8,293	75	—

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BUSINESS AND ORGANIZATION:

U S  Liquids Inc. and subsidiaries (collectively “U S  Liquids” or the “Company”) was founded November 18, 1996, and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America.  On December 13, 1996, the Company acquired its Oilfield Waste Division from Sanifill, Inc. through a transaction accounted for as a purchase.  The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production.  In June 1997, the Company formed the basis of its Wastewater Division by acquiring additional companies.  These acquisitions were accounted for under the pooling-of-interests method of accounting.  The Wastewater Division collects, processes and disposes of liquid waste and recovers by-products from these waste streams.  During 1998 and 1999, the Company continued acquiring companies, principally for the Wastewater Division.  On July 1, 1999, the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division.  The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and nonhazardous liquid wastes, while the Commercial Wastewater Division handles only nonhazardous liquid wastes.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany accounts and transactions.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ materially from those estimates.  Significant estimates made by management include operations held for sale, the allowance for doubtful accounts, the valuation allowance against deferred income tax assets, self-insurance, processing reserves and reserves for the closure and remediation of facilities.

Risk Factors

Risk factors of the Company include, but are not limited to, compliance with governmental and environmental regulations, potential environmental liability and capital and financing availability.

Cash and Cash Equivalents

All highly liquid investments with an original maturity of three months or less are classified as cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.  The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution.  Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk.  At December 31, 2000 and 2001, no single group or customer represented greater than 10% of total accounts receivable.  The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures.

Allowance for Doubtful Accounts

The Company extends credit to customers and other parties in the normal course of business.  Management regularly reviews outstanding accounts receivables, and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, management makes judgements regarding the parties’ ability to make required payments, economic events, and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.  Management performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary.  The activity in the allowance for doubtful accounts is as follows (in thousands):

	Balance at Beginning of Period	Beginning Balance of Purchased Companies	Operations Held for Sale	Charged to Expense	Write-Offs, net of Recoveries	Balance at End of Period
Year ended December 31, 1999	$1,677	742	—	2,923	(2,279)	$3,063
Year ended December 31, 2000	$3,063	—	(71)	3,130	(5,052)	$1,070
Year ended December 31, 2001	$1,070	—	71	1,631	(1,680)	$1,092

Inventories

Inventories are stated at the lower of cost or market and, at December 31, 2000 and 2001, consisted of processed by-products of $1,589,000 and $1,069,000, respectively, and unprocessed by-products of $665,000 and $1,416,000, respectively.  Cost is determined using the first-in, first-out (FIFO) method.

Operations Held for Sale

In December 2000, the Company approved the divestiture of several of its non-core operations.  The businesses that the Company was marketing for sale and the portfolio of real estate that the Company determined were surplus and was marketing for sale, were classified as operations held for sale.  The carrying values of these assets were written down to estimated fair value, less costs to sell.  These charges were based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies.  In December 2001, senior management made the decision to assimilate the remaining unsold operations back into the Company’s core business. See further discussion in Notes 3 and 5.

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost.  Improvements or betterments which significantly extend the life of an asset are capitalized.  Expenditures for maintenance and repair costs are charged to expense as incurred.  The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal.  Gains and losses resulting from property disposals are included in other income or expense.  Depreciation is computed using the straight-line method.  The Company periodically reviews its property, plant and equipment for possible impairment, which is calculated based on the undiscounted cash flows to be generated from the applicable asset, whenever events or changes in circumstances might indicate that the carrying amount of an asset may not be recoverable.  See Note 3 for discussions relating to the write-down of property, plant and equipment in December 2000 as a result of the closure of the Re-Claim Louisiana facility and for the write-down of fixed assets at the Company’s San Antonio location in December 2001.

Intangible Assets

Intangible assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill), permits and noncompete agreements.  The Company evaluates the useful life of goodwill for each acquisition, which is amortized on a straight-line basis over forty years.  Management periodically evaluates recorded goodwill balances, net of accumulated amortization, for impairment by comparing the projected future undiscounted cash flows generated by the operations associated with the goodwill to the carrying amount of the goodwill.  See Note 3 for discussion relating to the write-down of intangible and other assets in December 2000 as a result of the closure of the Re-Claim Louisiana facility and the reclassification in December 2001 of assets held for sale back to held for use.  Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or affect the recoverability of goodwill in any of its other business units.

Depreciation and Amortization Expenses

Depreciation and amortization expenses are excluded from operating expenses and selling, general and administrative expenses in the consolidated Statements of Operations.  These expenses are as follows:

	Years Ended December 31,
	1999	2000	2001
		(In thousands)
Operating expenses	$10,751	$12,517	$11,499
Selling, general and administrative expenses	931	1,120	1,118
Goodwill amortization	4,913	5,597	4,896
Total depreciation and amortization expenses	$16,595	$19,234	$17,513

Income Taxes

The Company files a consolidated return for federal income tax purposes. Income taxes for the Company are provided under the liability method considering the income tax effects of transactions reported in the consolidated financial statements which are different from the income tax return.  The deferred income tax assets and liabilities represent the future income tax consequences of those differences, which will either be taxable or deductible when the underlying assets or liabilities are realized or settled and are measured using enacted tax rates and laws.  In providing for deferred income taxes, management considers current tax regulations, estimates of future taxable income, and available tax planning strategies.  In certain cases, management has established reserves to reduce deferred income tax assets to estimated realizable value.  If tax regulations, operating results or the ability to implement tax planning strategies vary, adjustments to the carrying value of deferred income tax assets and liabilities may be required.

Self-Insurance

The Company retains the risk for employee group health claims, resulting from uninsured deductibles per accident or occurrence which are subject to annual aggregate limits.  Losses up to the deductible amount are based upon the Company’s known claims incurred and an estimate of claims incurred but not reported.  The accruals are based upon known facts and historical trends and management believes such accruals to be adequate.  The Company has provided financial assurance in the form of letters of credit and surety bonds to its insurance carrier.  As claims develop and additional information becomes available, adjustments to loss reserves and the amount of such financial assurance may be required.

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

Closure and Remediation Reserves

As of December 31, 2000 and 2001, the closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of the Company’s landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods.  The closure and remediation reserves include both open and closed facilities, as well as all third party sites for which the Company has been determined to be a potentially responsible party and which require remediation.  The Company’s closure and remediation reserves have remained fairly constant as the methodology has been consistent, and there has been no significant change in assumptions other than changes in estimates due to annual changes in inflation indices, an update in cost estimates associated with closure, or a change in regulations.

Revenue Recognition

The Company recognizes revenue from processing services when material is unloaded at the Company’s facilities, if delivered by the customer, or at the time the service is performed, if the Company collects the materials from the customer’s location.  The Company recognizes revenue at the time the Company’s facilities accept the waste because the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to the Company.  By-product sales are recognized when the by-product is shipped to the buyer.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.  The Company believes that the carrying value of its borrowings under the credit agreement approximate their fair value as they bear interest at rates indexed to the London Interbank Offered Rate (“LIBOR”).  The Company estimates that the fair value of all of its debt obligations approximates $92.0 million at December 31, 2001.

Translation of Foreign Currency

The U.S. dollar is the functional currency for all of the Company’s consolidated operations.  In prior years, the Canadian dollar was used as the functional currency for the Company’s one foreign (Canadian) entity.  In 2001, the operations of the Canadian entity were formally placed under the management team of the Innovative Services Group of the Commercial Wastewater Division in the U.S.  This change in management structure was in recognition of the continuing inter-relationships between the Canadian and U.S. operations.  The Canadian operations are substantially funded by the parent company and a substantial portion of its revenues are received in U.S. dollars from U.S. customers.  The effect of this change in functional currency on the financial statements was not significant.  The accumulated translation effects of using foreign currencies other than the U.S. dollar prior to this change are included in the foreign currency translation adjustment in stockholders’ equity.  Prior to 1999, the Company had no foreign investments.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  In June 1999, the FASB issued SFAS No. 137, which amended the effective adoption date of SFAS No. 133.  This statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities.  The Company adopted SFAS No. 133 as amended on January 1, 2001.  Adoption of this statement did not have a material impact on the financial position or results of operations of the Company as it has not engaged or entered into any arrangements usually associated with derivative instruments historically or during the year ended December 31, 2001.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired.  Any related losses will be recognized in earnings when incurred.  The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001.  The adoption of SFAS No. 142 will eliminate annual amortization expense related to goodwill by approximately $4.9 million in future periods.  In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company has estimated an impairment of $91.0 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs.  SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  The Company is considering the provisions of SFAS No. 143 and at present has not determined the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS No. 144 on January 1, 2002.  Adoption of this statement did not have a material impact on the financial position or results of operations of the Company.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.              SPECIAL CHARGES:

1999 Business Interruptions and Remediations

Description		1999 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	PCB Costs at Detroit	$5,494	$—
(ii)	Disposal at Re-Claim	2,535	—
(iii)	Re-Claim Fines	2,000	—
(iv)	Legal Fees	1,700	—
(v)	Write-off of Capitalized Costs	1,316	—
(vi)	Re-Claim Spill	1,000	—
(vii)	Severance	954	108	(A	)
(viii)	Other Costs	139	—
	Total Special Charge 12/31/99	$15,138	$108

(A)	Included in special charge accrual

During the third and fourth quarters of 1999, the Company recorded special charges in the amount of $15.1 million.  The components of these special charges consisted of (i) $5.5 million for disposal of PCB contaminated material improperly delivered to the Company’s Detroit facility, the decontamination of certain equipment exposed to the PCB contaminated materials and fines imposed by regulatory authorities relating to the facility’s acceptance of the PCB contaminated materials, (ii) $2.5 million for disposal of liquid waste received by the Company’s Re-Claim Louisiana facility, which waste is the subject of a dispute between the Company and the EPA as to the proper method of disposal, net of $443,000 received from the Company’s insurance carrier for submitted claims, (iii) $2.0 million for fines imposed by regulatory authorities relating to the operations of the Re-Claim facility, (iv) $1.7 million for legal and professional fees incurred for matters arising in connection with the governmental proceedings relating to the Detroit and Re-Claim facilities and the securities class action and shareholder derivative action arising therefrom, (v) $1.3 million for write-offs of capitalized acquisition costs related to acquisitions not reasonably likely to occur, (vi) $1.0 million for the cleanup of a spill at the Re-Claim facility caused by an act of vandalism, (vii) $954,000 for severance and contract termination costs related to certain personnel and acquisition consultants as a result of the environmental issues at the Detroit and Re-Claim facilities, and (viii) $139,000 for other costs related to the operations of the Detroit and Re-Claim facilities.  These special charges reduced net income by $10.4 million (net of taxes), or $0.68 per share, for the year ended December 31, 1999.  As of December 31, 2001, $0.1 million of these special charges remained in accrued liabilities.  See Notes 5 and 9. See Note 18 for further discussion of incidents giving rise to certain of the special charges.

2000 Operations Held for Sale or Closure

Description		2000 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	Estimate of Losses on Sales	$19,701	$—
(ii)	Re-Claim Shutdown	10,221	2,659	(A)-(C)
(iii)	Legal Fees (related to (i-ii) above)	208	33	(D)
(iv)	PCB Costs at Detroit	471	—
(v)	Disposal Agreement Termination	(12,814)	—
	Total Special Charge, net 12/31/00	$17,787	$2,692

(A)	$1.3 million included in accrued processing costs, which includes $0.9 million to process waste stored off-site (see Note 18)
(B)	$0.2 million included in accrued liabilities — represents current portion of Re-Claim lease liability
(C)	$1.1 million included in long-term liabilities — represents long-term portion of Re-Claim lease liability
(D)	Included in accrued legal fees

During the fourth quarter of 2000, the Company recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute.  These special charges amounted to a net expense of $17.8 million.  The special charges included (i) $19.7 million for estimated losses from the sale of certain operations in the Commercial Wastewater Division, (ii) $10.2 million for the closure of the Re-Claim Louisiana facility, which included approximately $1.6 million for processing costs and approximately $1.6 million for the remaining lease liability, (iii) legal fees associated with the above for $208,000, and (iv) additional charges of $471,000 for the disposal of PCB contaminated materials at the Company’s Detroit facility (relating to 1999 special charges discussed above).  During this period, the Company also recognized (v) net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management, Inc. that was entered into in May 1998 in connection with the acquisition of its Detroit facility. These special charges reduced net income by $17.8 million (net of taxes, due to valuation allowances), or $1.13 per share.  As of December 31, 2001, $2.7 million of these special charges remained in accrued liabilities.  See Notes 5 and 9.

2001 Regulatory and Legal Resolutions and Operations Held for Sale

Description		2001 Special Charges	Remaining Accrual at 12/31/01
		(In thousands)
(i)	National Steel Settlement	$(7,500)	$—
(ii)	Insurance Claim Refund	(3,750)	—
(iii)	Detroit Fine	5,000	5,000	(A)
(iv)	Reliance Bankruptcy	3,500	3,500	(A)
(v)	Additional Losses on Sales	1,713	—
(vi)	Goodwill Write-down	6,302	—
(vii)	San Antonio Write-down	491	—
(viii)	Other Costs	15	—
	Total Special Charge, net 12/31/01	$5,771	$8,500

(A)  Included in special charge accrual

During 2000, the Company filed suit against National Steel Corporation for not properly identifying PCB contaminated materials as required by law when delivered to the Detroit facility.  In filing the suit, the Company was seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure.  In April 2001, the Company entered into a settlement agreement with National Steel.  As part of the settlement agreement, in April 2001, National Steel paid (i) $7.5 million to the Company.

In addition to filing suit against National Steel, the Company also submitted a claim under its property damage policy for losses incurred as a result of the temporary closing of the facility in August 1999 and the delivery of PCB contaminated waste to a landfill owned by Waste Management, Inc.  During the third quarter of 2001, the Company agreed to accept (ii) $3.75 million in complete satisfaction of its claim under the policy.  The funds were paid to the Company in August 2001.

As further discussed in Note 18, the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) executed a search warrant at the Detroit facility seeking documentation relating to the facility’s operations.  During the fourth quarter of 2001, the Company established a reserve of (iii) $5.0 million for amounts expected to be paid in connection with a possible settlement of this matter.

Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company.  In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into bankruptcy.  During the fourth quarter of 2001, (iv) $3.5 million was reserved for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  See Note 18.

As previously reported, during the fourth quarter of 2000, the Company approved the divestiture of several of its non-core operations and recorded special charges of $19.7 million related thereto.  During 2001, certain operations were sold and additional losses of (v) $1.7 million were recognized as a result of these sales.  During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value resulting in a write-down of goodwill of approximately (vi) $6.3 million.  In December 2001, senior management made the decision to assimilate the remaining operations back into the Company’s core business.

During the fourth quarter 2001, certain fixed assets were written down at the Company’s San Antonio location for approximately (vii) $0.5 million in accordance with SFAS 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

These special charges reduced net income by $5.5 million (net of taxes), or $0.33 per share.  In addition, a tax benefit was realized on a prior year special charge due to the release of the valuation allowance on prior year losses on the operations held for sale or closure that are no longer held for sale.  This benefit increased net income by $5.2 million, or $0.31 per share.  As of December 31, 2001, $8.5 million of these special charges remained in accrued liabilities.  See Notes 5 and 9.

4.              ACQUISITIONS:

1999 Acquisitions

During 1999, the Company completed 22 acquisitions.  The acquisitions were accounted for under the purchase method of accounting. Results of operations of companies that were acquired were included in the consolidated financial statements from the dates of such acquisitions.  The costs of acquisitions were $73.6 million in cash and debt assumed and 635,354 shares of stock.  The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $71.1 million.

2000 Acquisitions

During 2000, the Company acquired two businesses engaged in the collection, processing and disposal of liquid wastes for approximately $532,000 in cash and debt assumed.  Both of these acquisitions were accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $417,000.

The unaudited pro forma information set forth below represents the revenues, net loss and loss per share of the Company, the 1999 acquisitions and the Company’s secondary public offerings of common stock in March 1999, as if the 1999 acquisitions were all effective on January 1, 1999, and includes certain pro forma adjustments, including the adjustment of amortization expenses to reflect purchase price allocations, interest expense to reflect debt issued in connection with the acquisitions, net of a reduction in interest expense on debt repaid in connection with the Company’s public offering of common stock, and certain reductions of salaries and benefits payable to the previous owners of the businesses acquired which were agreed to in connection with the acquisitions, and the related income tax effects of these adjustments.  No pro forma information is presented for 2000 acquisitions as no material acquisitions were completed in 2000.

Year Ended December 31, 1999

Pro Forma Amounts	(In thousands)
Revenue	$249,349
Net loss	$(1,238)
Basic loss per common share	$(0.08)
Diluted loss per common share	$(0.08)

The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions and offerings been consummated effective as of January 1, 1999.

The Company agreed in connection with certain transactions to pay additional amounts to the sellers upon the achievement by the acquired businesses of certain negotiated goals, such as targeted earnings levels.  Although the amount and timing of any payments of additional contingent consideration depend on whether and when these goals are met, the maximum aggregate amount of contingent consideration potentially payable if all payment goals are met is $2.7 million.  The goals required to earn these payments would represent approximately $6.4 million of incremental pre-tax income.  The contingent consideration is payable in cash in the amount of $1.1 million and in stock with a total value of $1.6 million (representing approximately 0.3 million shares at December 31, 2001, with the stock closing price on that day of $5.68).  No such amounts were paid in 2001 and none are anticipated in 2002.

5.              OPERATIONS HELD FOR SALE:

During the fourth quarter of 2000, the Company’s Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division.  The types of liquid waste managed at these facilities held for sale included industrial wastewaters, biosolids and grease and grit trap waste.  As discussed in Notes 2 and 3, the Company recorded charges on December 31, 2000, and during 2001 to write down the carrying value of certain assets to fair value, less costs to sell.  In determining fair value, the Company considered, among other things, the range of preliminary purchase prices discussed with potential buyers.  For operations that were classified as held for sale, the Company suspended depreciation on property, plant, and equipment.  In addition, the Company revalued goodwill and, therefore, adjusted the related amortization.  Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the year ended December 31, 2001 would have been greater by $2.0 million.  During 2001, certain operations were sold and additional losses were recognized.  During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value.  Subsequently, as a result of senior management’s decision to assimilate the remaining operations back into the Company’s core business, the adjusted carrying value of the assets, after giving effect to the write-downs, were reclassified to held for use. The results of operations of these businesses are fully included in revenues and expenses in the accompanying Statements of Operations.

Operational information included in the Statements of Operations regarding the businesses classified as operations held for sale at December 31, 2000, is as follows:

	Years Ended December 31,

	1999	2000	2001

	(In thousands)
Operating revenues	$41,839	$40,321	$26,759
Earnings (loss) before interest and taxes (EBIT) (a)	$1,210	$(198)	$100

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

Information regarding the businesses classified as operations held for sale at December 31, 2000, is as follows (in thousands):

Cash and cash equivalents	$253
Receivables, net	5,501
Other current assets	625
Property and equipment and other non-current assets, net	17,366
Current maturities of long-term obligations	(268)
Other current liabilities	(2,706)
Long-term obligations, less current maturities	(22)
Net operations held for sale	$20,749

Current assets:
Operations held for sale	$23,745
Current liabilities:
Operations held for sale	(2,996)
Net operations held for sale	$20,749

6.              PREPAID EXPENSES AND OTHER CURRENT ASSETS:

Prepaid expenses and other current assets at December 31, 2000 and 2001, consist of the following:

	2000	2001
	(In thousands)
Prepaid insurance	$1,031	$2,115
Current deferred income tax asset	7,318	2,541
Income taxes receivable	3,562	212
Other	3,030	3,780
Total	$14,941	$8,648

7.              PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment at December 31, 2000 and 2001, consist of the following:

	Depreciable Life (Years)	2000	2001
	(In thousands)
Land	—	$12,698	$12,979
Landfarm and processing sites	25	15,824	17,070
Buildings and improvements	5-39	42,695	47,485
Machinery and equipment	3-15	40,449	46,020
Vehicles	3-5	12,148	14,800
Furniture and fixtures	3-5	5,727	8,752
Construction in progress	—	6,967	5,342
Total		$136,508	$152,448
Less-Accumulated depreciation		(28,262)	(42,610)
Net property, plant and equipment		$108,246	$109,838

In December 2000, net property, plant, and equipment totaling $8.9 million was reclassified to operations held for sale.  In December 2001, $4.0 million of net fixed assets was subsequently reclassified back from operations held for sale to property, plant, and equipment.

8.              INTANGIBLE ASSETS:

Intangible assets at December 31, 2000 and 2001, consist of the following:

	2000	2001
	(In thousands)
Goodwill	$169,762	$169,906
Noncompete agreements	922	957
Permits	2,688	3,561
Total	$173,372	$174,424
Less-Accumulated amortization	(10,563)	(15,099)
Net intangible assets	$162,809	$159,325

Goodwill represents the excess of cost over net assets of acquired businesses and is amortized on a straight-line basis over forty years.  The remaining intangible assets are recorded at cost and are being amortized on a straight-line basis over one to seventeen years. Amortization expense of intangible assets for the years 1999, 2000, and 2001 was $5.0 million, $5.7 million and $4.9 million, respectively.

9.              ACCRUED LIABILITIES:

Accrued liabilities at December 31, 2000 and 2001, consist of the following:

	2000	2001
	(In thousands)
Accrued salaries	$5,576	$5,564
Income and other taxes payable	603	1,948
Accrued professional fees and legal reserves	3,551	1,430
Accrued special charges	3,858	8,608
Current portion of accrued processing costs	3,840	2,594
Current portion of accrued closure and remediation reserves	520	465
Accrued insurance	2,473	2,523
Other	5,173	3,852
Total accrued liabilities	$25,594	$26,984

10.       REVENUES:

The components of domestic and foreign revenue are as follows:

	Years Ended December 31,
	1999	2000	2001
	(In thousands)
United States	$226,566	$237,985	$218,407
Canada	5,217	9,874	11,905
Total	$231,783	$247,859	$230,312

The sales and service revenue components are as follows:

	Years Ended December 31,
	1999	2000	2001
	(In thousands)
Collection, processing and disposal service revenues	$196,579	$201,861	$199,115
By-product sales	35,204	45,998	31,197
Total	$231,783	$247,859	$230,312

11.       INCOME TAXES:

For financial reporting purposes, income (loss) from continuing operations before income taxes, reflecting domestic and international sources, is as follows:

	Years Ended December 31,
	1999	2000	2001
	(In thousands)
United States	$984	$(26,078)	$1,650
Canada	377	(249)	1,129
Income (loss) before provision (benefit) for income taxes	$1,361	$(26,327)	$2,779

The components of the provision (benefit) for income taxes are as follows:

	Years Ended December 31,
	1999	2000

			2001
	(In thousands)
Current-
Federal	$2,492	$(3,488)	$99
State	313	460	635
Foreign	138	(125)	110
Total	$2,943	$(3,153)	$844
Deferred-
Federal	$(296)	$1,836	$(1,825)
State	(44)	378	34
Foreign	—	(11)	340
Total	$(340)	$2,203	$(1,451)
Provision (benefit) for income taxes	$2,603	$(950)	$(607)

The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income (loss) before provision (benefit) for income taxes result from the following:

	Years Ended December 31,
	1999	2000	2001
		(In thousands)
Tax at statutory rate	$476	$(9,214)	$973
Add—
State taxes, net of federal benefit	175	545	837
Differences in foreign tax rates	6	17	55
Nondeductible expenses	1,372	757	2,348
Change in valuation allowance	427	6,951	(4,971)
Other	147	(6)	151
Total provision (benefit) for income taxes	$2,603	$(950)	$(607)

The tax effects of significant temporary differences representing deferred income tax assets and liabilities are as follows:

	December 31,
	2000	2001
	(In thousands)
Deferred income tax assets—
Reserves	$2,521	$4,074
Accrued expenses	2,874	972
Net operating losses	970	2,553
Tax credits	2,008	2,656
Loss on operations held for sale or closure	11,555	—
Capital loss carryforwards	—	1,847
Other	—	25
Less: Valuation allowances	(7,748)	(2,725)
Total deferred income tax assets	$12,180	$9,402
Deferred income tax liabilities—
Property, plant and equipment	$(4,139)	$(4,594)
Intangible assets (principally deductible goodwill amortization)	(10,454)	(4,614)
Prepaid expenses	(307)	(565)
Other	(725)	(602)
Total deferred income tax liabilities	$(15,625)	$(10,375)
Net deferred income tax liabilities	$(3,445)	$(973)

Net deferred income tax assets and liabilities are classified as follows:

	December 31,
	2000	2001
	(In thousands)
Current deferred income tax assets (liabilities)—
Gross assets	$8,191	$3,684
Gross liabilities	(873)	(1,143)
Total, net	$7,318	$2,541
Non-current deferred income tax assets (liabilities)—
Gross assets, net of valuation allowance	$3,989	$5,718
Gross liabilities	(14,752)	(9,232)
Total, net	$(10,763)	$(3,514)
Net deferred income tax liabilities	$(3,445)	$(973)

For purposes of the United States consolidated federal income tax return, as of December 31, 2001, the Company has net operating loss carryforwards of $6,071,000, tax credit carryforwards of approximately $2,656,000, and unused capital loss carryforwards of approximately $4,817,000 available to offset taxable income and tax of the Company in the future.  In connection with certain acquisitions, ownership changes occurred resulting in various limitations on net operating loss carryforwards.  The net operating loss carryforwards will begin to expire in 2008. The tax credit carryforwards will begin to expire in 2006 and the capital loss carryforwards will begin to expire in 2005.  The Company also has state net operating loss carryforwards available to offset future state taxable income that may or may not be utilizable in future periods.

Valuation allowances have been established for uncertainties in realizing the benefits of tax attribute carryforwards.  While the Company expects to realize the deferred income tax assets in excess of the valuation allowance, changes in estimates of future taxable income and tax laws may alter this expectation.  During 2001, the valuation allowance decreased approximately $5,023,000.  Of this decrease, $5,152,000 is due to the release of the valuation allowance on prior year losses on operations held for sale or closure that are no longer held for sale.  Of the original valuation allowance on prior year losses on operations held for sale or closure of $6,951,000, the remaining $1,799,000 was reclassed to valuation allowance on capital loss carryforwards resulting from operations sold in 2001.  The resulting increase of approximately $129,000 relates primarily to the uncertainty of the Company’s realization of foreign tax credit carryforwards.  The activity in the valuation allowance is as follows (in thousands):

	Balance at Beginning of Period	Uncertainty of Realization of Tax Loss Carryforwards	Uncertainty of Realization of Tax Credit Carryforwards	Uncertainty of Realization of Capital Loss Carryforwards	Valuation Allowance on Operations Held for Sale	Balance at End of Period
Year ended December 31, 1999	$(229)	(428)	—	—	—	$(657)
Year ended December 31, 2000	$(657)	(140)	—	—	(6,951)	$(7,748)
Year ended December 31, 2001	$(7,748)	51	(132)	(1,847)	6,951	$(2,725)

For purposes of the Canadian federal income tax return, the Canadian subsidiary of the Company generated net taxable income of approximately $745,000 in the 2001 tax year.  A net operating loss carryforward of the Canadian subsidiary from the 2000 tax year in the amount of $529,000 is expected to offset a portion of 2001 net taxable income.  The Company does not provide for U.S. income taxes on unremitted income of foreign subsidiaries as it is the present intention of management to reinvest the unremitted earnings of its foreign operations.  Unremitted earnings of foreign subsidiaries are approximately $1,257,000 at December 31, 2001.

12.       EARNINGS PER SHARE:

Earnings per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period.  The weighted average number of shares used to compute basic and diluted earnings per share is illustrated below:

	Years Ended December 31,
	1999	2000	2001
	(In thousands, except share data)
Numerator:
For basic and diluted earnings per share—
Income (loss) available to common stockholders	$(1,242)	$(25,377)	$3,386

Denominator:
For basic earnings per share—
Weighted-average shares	15,323,910	15,797,505	15,988,272

Effect of Dilutive Securities:
Weighted-average stock options and warrants	—	—	740,043

Denominator:
For diluted earnings per share—
Weighted-average shares and assumed conversions	15,323,910	15,797,505	16,728,315

For the years ended December 31, 1999 and 2000, the Company had net losses which precluded recognizing the effect of dilutive securities of 1,201,000 and 516,000 shares, respectively, related to outstanding stock options and warrants, because to do so would be anti-dilutive.  For the year ended December 31, 2001, there were 1,048,284 employee stock options and warrants which were not included in the computation of earnings per share because to do so would have been anti-dilutive for the period presented.

13.       LONG-TERM OBLIGATIONS:

The Company’s long-term obligations at December 31, 2000 and 2001, consist of the following:

	2000	2001
	(In thousands)
Revolving credit facility	$104,000	$85,000
Equipment credit facility	2,041	1,508
Notes payable to individuals, interest at 8.5%, maturing January 2008, secured	1,078	1,067
Notes payable to employees and individuals (former shareholders of acquired companies), interest ranging from non-interest bearing (accreting at 6.25%) to 5.9%, maturing September 2004 to July 2006, unsecured	2,910	2,271
Note payable to corporation, matured May 2001	13	—
Obligations under capital leases, monthly payments ranging from $141 to $9,554, interest ranging from 5.1% to 10.0%, expiring through 2005, secured by equipment and vehicles	1,067	508
Insurance premium notes, interest at 5.8% to 6.25%, maturing June 2002 to February 2003, unsecured	700	1,674
Total debt	$111,809	$92,028
Less — Current maturities of total long-term obligations	(22,993)	(2,891)
Less — Debt associated with operations held for sale	(290)	—
Total long-term obligations	$88,526	$89,137

The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements. Amounts outstanding under the facility are secured by a lien on substantially all of the assets of the Company. The credit agreement contains affirmative, negative and subjective covenants, requires the Company to comply with certain financial covenants, obtain the lenders’ consent before making any acquisitions, and prohibits the payment of cash dividends.

The Company’s fourth quarter results caused it to be out of compliance with certain financial covenants of the credit facility. During the first quarter of 2002, the terms of the revolving credit facility were amended to, among other things, extend the maturity date to June 15, 2002, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase interest rates payable under the credit facility, waive the Company’s non-compliance with all such covenants for all periods ended on or prior to December 31, 2001 and modify the terms of certain of its financial covenants. In addition, on March 28, 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003.  As a result of the Company’s lenders’ agreement to extend the maturity date of the credit facility to April 15, 2003, the outstanding balance under the credit facility has been classified as long-term at December 31, 2001.  Prior to the maturity of the credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.  See further discussion in Note 21.

Availability under the credit facility is tied to the Company’s cash flows and liquidity. The debt may be accelerated upon a change in control of the Company or the departure of either Michael P. Lawlor or Earl J. Blackwell without a suitable replacement. Interest on the outstanding balance is due monthly. Advances bear interest, at the Company’s option, at the prime rate or LIBOR, in each case, plus a margin which is calculated quarterly based upon the Company’s ratio of indebtedness to cash flow. As of December 31, 2001, amounts outstanding under the credit facility were accruing interest at approximately 7.5% per year.  The Company has agreed to pay a commitment fee varying from 0.50% to 0.55% on the unused portion of the facility.  As of December 31, 2001, the unused portion of the facility was $26.25 million of which $21.25 million was available, including $3.75 million in letters of credit outstanding.  After giving effect to the reductions of the amount of the facility in January and March 2002, the unused portion of the facility was $11.7 million, all of which was available, including $3.75 million in letters of credit outstanding.

During 1999, the Company had a $10 million credit facility with Bank Boston, N.A. under which it was able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.4%.

Principal payments of long-term debt and capital lease obligations in excess of one year as of December 31, 2001, are as follows:

	Long-Term Debt	Capital Leases
	(In thousands)
Years Ending December 31,
2002	$2,054	$939
2003	85,612	761
2004	492	490
2005	430	—
2006	424	—
Thereafter	1,000	—
	90,012	2,190
Less — Amount representing interest	—	(174)
Total	$90,012	$2,016

14.       STOCK PLANS:

Stock Options and Warrants

On November 20, 1996, the Company established a stock option plan which provides, as amended, for a maximum authorized number of shares equal to 15% of all outstanding common stock at the end of each year, not to exceed a total of 3,000,000 shares.  At

December 31, 2001, 812,674 options were available to be granted under the plan.  Options vest equally in three annual installments, commencing on the first anniversary of the date upon which the options were granted, and expire after being outstanding for a period of 10 years. During June 1997, the Company established a directors’ stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter.  As of December 31, 2001, 165,000 options were available to be granted under this plan.  The directors’ stock options vest on the date of grant and expire after 10 years.  All options for employees and directors have an exercise price based on fair market value at the date of grant.

The Company issued 1,000,000 stock warrants in 1996 in connection with its acquisition of the Oilfield Waste Division from Sanifill.  The remaining warrants were issued in 1997 and 1998 for the Company’s initial public offering, consulting services for acquisitions and as compensation for corporate consulting.  Warrants issued in connection with acquisitions or common stock offerings were capitalized based on the fair market value of the warrants on the date of grant.  Stock warrants and options issued as compensation for corporate consulting activities were expensed as incurred.

The following table summarizes activity related to stock options and warrants:

	1999		2000		2001

Options

Warrants

Options

Warrants

Options

Warrants

Options and warrants outstanding, beginning of year	1,489,792	1,235,000	1,378,182	1,076,250	1,626,959	1,076,250
Granted (per share)
1999 ($6.69-$22.50)	845,722	—
2000 ($2.25-$8.63)			532,500	—
2001 ($2.19-$6.50)					130,500	—
Exercised (per share)
1999 ($0.02-$11.40)	(76,000)	(85,184)
2000 ($0.02)			(2,500)	—
2001 ($0.02-$2.25)					(70,959)	—
Forfeitures (per share)
1999 ($0.02-$21.88)	(881,332)	(73,566)
2000 ($6.69-$21.88)			(281,223)	—
2001 ($2.25-$21.88)					(307,657)	—
Options and warrants outstanding, end of year	1,378,182	1,076,250	1,626,959	1,076,250	1,378,843	1,076,250

The following table summarizes information about stock options outstanding at December 31, 2001:

Options Outstanding

Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/01	Wtd. Avg. Remaining Contractual Life (Years)	Wtd. Avg Exercise Price	Number Exercisable at 12/31/01	Wtd. Avg. Exercise Price
$0.02	117,500	6.4	$0.02	117,500	$0.02
2.19-5.90	304,309	9.1	2.98	100,203	2.58
6.00-9.50	614,701	6.8	8.48	485,594	8.83
14.13-22.50	342,333	6.9	19.98	292,003	19.87
$0.02-22.50	1,378,843	7.3	$9.40	995,300	$10.40

Employee Stock Purchase Plan

In December 1999, the Company implemented an Employee Stock Purchase Plan (“ESPP”) which allows employees to purchase shares from the Company’s authorized but unissued shares of common stock, shares of common stock reacquired by the Company or any combination thereof.  The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under section 423 of the Internal Revenue Code of 1986, as amended (“Code”).  The provisions of the ESPP are construed in a manner consistent with the requirements of that section of the Code.

The Company’s ESPP provides for maximum purchases of 500,000 shares in aggregate.  Full-time employees are eligible to purchase shares during six month purchase periods with payroll deductions ranging from 1% to 10% of compensation.  No participant will be granted an option under the ESPP (i) if, immediately after the grant, the participant would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or (ii) which permits the participant’s rights to purchase stock under all employee stock purchase plans of the Company to accrue at a rate which exceeds $25,000 of fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time.  The purchase price per share is 85% of the lower of the market price on the first or last business day of the purchase period.

SFAS 123 Disclosures

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company applies Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant.  APB Opinion 25 also provides for no compensation to be recognized for ESPP’s where the discount does not exceed 15%.  Accordingly, no compensation cost has been recognized for the Company’s stock-based plans. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

		1999	2000	2001
Net income (loss),	As reported	$(1,242)	$(25,377)	$3,386
	Pro forma	(6,987)	(25,862)	2,733
Basic earnings (loss) per share,	As reported	$(.08)	$(1.61)	$0.21
	Pro forma	(.46)	(1.64)	0.17
Diluted earnings (loss) per share,	As reported	$(.08)	$(1.61)	$0.20
	Pro forma	(.46)	(1.64)	0.16

The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

The fair value of each employee stock option granted and purchase rights exercised under the ESPP were estimated using the Black-Scholes pricing model with the following assumptions:

	1999	2000	2001
Expected stock price volatility	49.16%-86.03%	70.00%-80.71%	73.85%-79.30%
Risk-free interest rate	5.20%-6.61%	5.05%-7.08%	3.49%-6.70%
Expected life of options	10 years	.5-10 years	.5-10 years
Expected dividend/yield	—	—	—

During 1999, 2000 and 2001, 845,722, 532,500 and 130,500 options were granted to employees which had a weighted average fair value of $12.89, $4.13 and $3.56 per option and a weighted average exercise price of $18.42, $4.92 and $4.37 per option, respectively.

15.       STOCK REPURCHASES:

During September 1999, the Company repurchased and immediately cancelled 386,114 shares of its common stock for an aggregate purchase price of $3,000,000.  During 2000 and 2001, the Company repurchased and subsequently reissued 61,800 and 28,000 shares of common stock to employees pursuant to the Company’s ESPP, respectively.  See Note 14.

16.       EMPLOYEE BENEFITS:

The Company sponsors a 401(k) retirement plan established in 1998 under which all employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits.  The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution.  The Company recorded $716,000, $997,000 and $939,000 in compensation expense related to this plan for the years ended December 31, 1999, 2000 and 2001, respectively.

17.       RELATED PARTY TRANSACTIONS:

On December 31, 1998, the Company sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of the Company’s grease processing facilities.  This individual was no longer a director of the Company as of December 31, 1999.  These by-products had previously been sold by the Company primarily to producers of livestock feed and chemicals located in Mexico.  The purchase price for these assets was approximately $1.7 million, of which approximately $1.1 million was paid to the Company in March 1999.  The remainder of the purchase price was a note receivable payable in monthly installments continuing through February 1, 2004, and was included in other assets.  As of December 31, 2000, the uncollected balance of approximately $550,000 was fully reserved for as the balance was deemed uncollectible.  However, the Company is pursuing legal action to fully recover the outstanding balance and in January 2001 notified the former director that it was immediately terminating a supply agreement under which the Company had agreed to sell to the former director’s company at market value all fats, oils and feed proteins that the Company recovers from certain waste streams and that conform to certain specifications.

On July 29, 1999, the Company acquired substantially all of the assets of EMAX, Inc. In connection with the acquisition, the Company agreed to pay a portion of the purchase price over seven years plus interest at 5.9% per annum to the shareholders of EMAX, Inc.  The balance outstanding at December 31, 2001 was $2.1 million.

On September 21, 2000, the Company acquired certain assets of Safari Environmental Management Services LLC.  In connection with the acquisition, the Company issued notes payable to the three former owners of Safari.  The total amount payable at December 31, 2001 was $160,000 and is due in three remaining equal annual installments on the anniversary date of the sale.

On December 2, 2000, an earn-out agreement was reached between the Company and a former owner of Reclamation

Technology Management, Inc., a subsidiary acquired in April 1998.  Pursuant  to this settlement  agreement, the Company agreed to pay to the former owner $150,000 due in three quarterly installments beginning in March 2001. The liability was settled in full by December 31, 2001.

18.       COMMITMENTS AND CONTINGENCIES:

Closure Bonds, Performance Bonds, Collateral Bonds and Letters of Credit

At December 31, 2001, closure bonds and letters of credit totaling $11.0 million for the ultimate closure of the Company’s facilities were posted with the states of Pennsylvania, Texas, Michigan, Louisiana, Georgia, Missouri, California and Florida.

The Company’s customers require it to post performance and payment bonds issued by a surety.  At December 31, 2001, the Company had performance and payment bonds totaling $14.0 million.  Those bonds guarantee the customer that the Company will perform under the terms of a contract and that it will pay subcontractors and vendors.  In the event that the Company fails to perform under a contract or pay subcontractors and vendors, the customer may demand the surety to pay or perform under the Company’s bond. The Company’s relationship with its surety is such that it will indemnify that surety for any expenses it incurs in connection with any of the bonds it issues on the Company’s behalf.  To date, the Company has not incurred significant expenses to indemnify its surety for expenses it incurred on its behalf.

The Company also maintains a collateral bond totaling $2.5 million to secure the Company’s obligation to reimburse its insurance carrier for uninsured deductibles the insurance carrier pays under the Company’s employee group health plan.

Insurance

The Company maintains various types of insurance coverage for its business including, without limitation, commercial general liability and commercial auto liability, workers’ compensation and employer liability, pollution legal liability and a general umbrella policy.  In addition, the Company is partially self-insured for employee group health claims.  During the fourth quarter of 2001, the Company agreed to accept $1.1 million from one of its insurance carriers in settlement of property damage and business interruption claims made with respect to losses suffered as a result of an incident at its Canadian facility in March 2000.  The Company has not incurred significant claims or losses in excess of its insurance limits during the periods presented in the accompanying consolidated financial statements.  See “Litigation” below for further discussion relating to the bankruptcy of one of the Company’s insurance carriers.

Noncompete and Oilfield Waste Disposal Agreements

Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division.  In September 1998, the Company entered into a disposal agreement with Newpark.  Under the terms of this disposal agreement, during the twelve-month periods ending June 30, 1999, 2000 and 2001, the Company agreed to process and dispose of up to 375,000, 500,000, and 500,000 barrels of oilfield waste, respectively. In return, Newpark agreed to pay the Company a disposal fee of not less than $30.0 million.  Newpark paid the Company $6.0 million of the disposal fee in 1998, $11.0 million in 1999, $9.2 million in 2000 and $4.1 million in 2001.  In December 2000, Newpark exercised an option to extend the term of the disposal agreement for an additional twelve months.  Pursuant to the terms of this option, during the twelve-month period ending June 30, 2002, Newpark may deliver to the Company for processing and disposal up to 1,000,000 barrels of oilfield waste.  In return, Newpark agreed to pay the Company a fee of not less than $8.0 million.  Newpark paid the Company $4.4 million of this fee in 2001 and the remainder of the fee is required to be paid in monthly installments continuing through June 2002. Under the terms of the disposal agreement, Newpark had the option to extend the term of the disposal agreement for an additional twelve months expiring June 30, 2003; however, Newpark did not exercise this option.   Under the terms of the disposal agreement, the Company is prohibited until June 30, 2002, from (i) accepting from any customer other than Newpark any oilfield waste generated in a marine environment or transported in a marine vessel, and (ii) engaging in the site remediation and closure business, in each case within the states of Louisiana, Texas, Mississippi and Alabama and the Gulf of Mexico.

Despite Newpark’s decision not to extend the term of the disposal agreement for an additional twelve months, the Company is currently engaging in discussions with Newpark regarding an alternative arrangement under which Newpark would continue to deliver oilfield waste to the Company for processing and disposal after June 30, 2002. If the Company is unable to reach a satisfactory arrangement with Newpark, it intends to begin competing with Newpark for oilfield waste generated offshore or in inland waters in the Gulf Coast region.  With the exception of the Company’s Bateman Island, Louisiana landfarm, which could immediately begin receiving oilfield waste generated offshore or in inland waters, and its Bourg, Louisiana and Mermentau, Louisiana landfarms, which could immediately begin receiving oilfield waste generated in inland waters, the Company’s Louisiana landfarms would be required, among other things, to establish and obtain permits for one or more transfer facilities to receive oilfield waste generated offshore or in inland waters and lease or purchase the equipment necessary to receive such waste.  Management estimates that it will take approximately 180 days to permit and equip any such transfer facility that the Company should elect to establish; however, there can be no assurance that it will be successful in obtaining the permits necessary for any such transfer facility or that the establishment, permitting and equipping of any such facility can be accomplished in any particular time period. Management expects the cost of establishing such transfer facilities will not have a material adverse effect upon the Company’s business, results of operations or financial condition.

Waste Management, Inc. Leachate Agreement

In connection with the acquistion of the Company’s Detroit facility from Waste Management, Inc. (“WMI”) in May 1998, the Company and WMI entered into an agreement to which WMI agreed for a period of 20 years to deliver to the Company for processing and disposal all landfill leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by WMI.  The processing fee paid by WMI for delivered landfill leachate is to be adjusted to reflect any increase in the Consumer Price Index.  This agreement generated revenues of $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Leases

The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 22 years. Rent expense was approximately $8.5 million, $8.6 million and $9.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. The following table presents future minimum rental payments under noncancelable operating leases with terms in excess of one year:

Operating Leases
(In thousands)
Year Ending December 31,
2002	$3,726
2003	3,036
2004	2,518
2005	2,168
2006	1,911
Thereafter	9,267
Total	$22,626

Regulatory Proceedings

In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan.  On August 25, 1999, the EPA and the FBI jointly executed a search warrant at this facility, seeking documentation relating to the facility’s receipt, processing and disposal of hazardous waste. According to the affidavit attached to the search warrant, the investigation was triggered by allegations that (i) the facility knowingly discharged untreated hazardous liquid waste into the Detroit sewer system in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous solid waste at an unpermitted treatment facility in violation of RCRA.  The affidavit alleged that these activities had been taking place since 1997, which was before the Company acquired the facility.  The investigation is now under the direction of the U.S. Attorney’s office in Detroit.  The Company has cooperated with the EPA, the FBI and the U.S. Attorney throughout this investigation and, to date, no civil action or criminal indictment has been initiated against the Company or any individual.  The Company is currently engaging in discussions with the U.S. Attorney concerning a possible settlement of this matter.  Based upon discussions with the U.S. Attorney and other available information, during the fourth quarter of 2001, the Company recorded a $5.0 million reserve to cover amounts expected to be paid in connection with any such settlement.  Management believes that this reserve is sufficient; however, there can be no assurance that the Company will be successful in negotiating a settlement with the U.S. Attorney or that the amounts to be paid in connection with any such settlement will not exceed $5.0 million.  Failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on its business, results of operations and financial condition.

The EPA notified the Company in 1999 that liquid waste received by its Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  The Company believed that the waste could be handled as nonhazardous waste.  A reserve was established for costs incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of December 31, 2001, approximately $0.9 million of this reserve remained accrued to process and dispose of the remaining waste.  As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%.  Based upon the information available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of December 31, 2001, the balance of this reserve was $3.4 million, of which $0.5 million is expected to be paid in 2002. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a company that was acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site.  Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site.  As of December 31, 2001, the balance of this reserve was $145,000.  The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that it may incur in connection with the remediation of this site.

The Company’s non-saleable beverage operations, which operate under the Parallel Products name, are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”).  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s Parallel Products’ premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, it generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities.  At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to its customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in its documentation.  During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to its customers, the ATF was assessing taxes of $1.175 million against the facilities.  During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF.  Based upon discussions with the ATF, the Company believes that the offer will be accepted by the ATF.  The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation.  The Company is currently engaging in discussions with the affected customers concerning the refund claims in question.  Settlements have been reached with certain customers and the Company believes that satisfactory settlements can be reached with all of the other affected customers.  After giving effect to the proposed settlement with the ATF and on-going discussions with the Company’s customers, management reassessed the reserve that was established in December 2000 and as of December 31, 2001, the total reserve remaining was $0.3 million.  Management believes that this reserve is sufficient.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division.  These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in its March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999.  The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company’s Detroit facility and the Company’s financial condition in the prospectus relating to the March 1999 stock offering and in certain other public filings and announcements made by the Company.   The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.  During 2000, the Company filed a motion to dismiss the plaintiffs’ consolidated complaint.  In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint.  The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal.  Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act.  The lawsuit is currently set for trial on November 25, 2002.

In addition, one stockholder of the Company has filed a lawsuit against certain of the officers and directors of the Company in connection with the operation of the Company’s Detroit facility and the securities class action described above.  Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above.  The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs.  The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper.  The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders.   As of the date of this report, no ruling has been made by the court on the Company’s motion to dismiss.  This lawsuit is currently set for trial in February 2003.

On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”).  In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock.  During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000.  Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above.  Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper.  The Company denies that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to the Company in the acquisition agreement.  This lawsuit is still in the discovery stage and no trial date has been set.

In January 2002, the Company settled the claims asserted by Downstream Environmental, L.L.C. and Don Noyes against the Company and its subsidiary, U S Liquids of Texas, Inc.  The settlement did not have a material impact on the Company’s results of operations or financial condition or on the operations of its American Wastewater facility.

In April 1998, the Company acquired substantially all of the assets of Betts Pump Service, Inc. in return for cash and shares of Company common stock.  As part of the transaction, Betts Pump agreed that it would not sell one-half of the shares of Company common stock it received in the transaction for at least one year after the closing of the transaction, and a restrictive legend to that effect was placed on the stock certificate representing these shares.  On January 31, 2001, Keith Betts, Betts Pump and Betts Environmental, Inc. filed suit in the District Court of Kaufman County, Texas against their former stockbroker and the Company alleging that their stockbroker and the Company prevented the plaintiffs from selling the restricted shares of Company common stock.  The plaintiffs have also alleged, among other things, that the Company made false and misleading statements and failed to disclose allegedly material information regarding the Company in connection with the acquisition.  The plaintiffs are seeking unspecified compensatory damages, treble damages under the Texas Deceptive Trade Practices - Consumer Protection Act, punitive damages, interest, attorneys’ fees and costs.  The Company denies that it has any liability to the plaintiffs.  This action has been delayed as the result of a related arbitration proceeding between the plaintiffs and their former stockbroker, which was completed in March 2002.

From September 4, 1998, through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000.  During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a $3.5 million reserve to cover the Company’s estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds.  Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

The Company’s business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters.  During the ordinary course of business, the Company has become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens’ groups.  In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements.  From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations. The Company believes that these matters will not have a material adverse effect on its business, results of operations or financial condition.  However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future.  However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on the Company’s consolidated financial position or results of operations in one or more future periods.   The Company intends to defend itself vigorously in all of the above matters.

The Company is involved in various other legal actions arising in the ordinary course of business.  Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

19.       SEGMENT INFORMATION:

The Company’s subsidiaries are organized into three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division.  The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams.  The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams.  The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production.

The accounting policies of the segments are the same as those described in Note 2, “Summary Of Significant Accounting Policies.”  For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenues.

The following is a summary of key business segment information:

	1999	2000	2001
	(In thousands)
Revenues—
Oilfield Waste	$18,542	$21,721	$27,089
Commercial Wastewater	152,340	169,030	138,802
Industrial Wastewater	60,901	57,108	64,421
Total	$231,783	$247,859	$230,312
Income (loss) from operations-
Oilfield Waste	$9,298	$9,081	$13,367
Commercial Wastewater	(1,814)	(36,691)	(7,603)
Industrial Wastewater	551	11,562	6,151
Total	$8,035	$(16,048)	$11,915
Identifiable assets—
Oilfield Waste	$36,163	$36,948	$36,999
Commercial Wastewater	212,158	187,759	170,336
Industrial Wastewater	110,709	115,505	113,023
Corporate	10,053	11,965	518
Total	$369,083	$352,177	$320,876
Depreciation and amortization expense—
Oilfield Waste	$2,689	$2,335	$2,558
Commercial Wastewater	9,421	11,558	9,370
Industrial Wastewater	3,940	4,544	4,742
Corporate	545	797	843
Total	$16,595	$19,234	$17,513
Capital expenditures—
Oilfield Waste	$305	$2,109	$2,167
Commercial Wastewater	12,802	11,866	5,107
Industrial Wastewater	2,523	3,921	1,493
Corporate	1,593	1,296	1,743
Total	$17,223	$19,192	$10,510
Interest (income) expense, net—
Oilfield Waste	$8	$5	$2
Commercial Wastewater	35	(8)	(15)
Industrial Wastewater	129	140	126
Corporate	6,631	10,561	9,327
Total	$6,803	$10,698	$9,440

20.       QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

Quarterly financial information for the years ended December 31, 2000 and 2001, are summarized as follows (in thousands, except per share data):

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$58,178	$64,473	$63,022	$62,186
Operating income (loss)	$2,643	$4,379	$4,124	$(27,194)
Net income (loss)	$105	$904	$789	$(27,175)
Earnings (loss) per share:
Basic	$0.01	$0.06	$0.05	$(1.72)
Diluted	$0.01	$0.06	$0.05	$(1.72)

	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$58,050	$62,058	$58,438	$51,766
Operating income (loss)	$3,525	$12,264	$8,404	$(12,278)
Net income (loss)	$428	$5,033	$3,439	$(5,514)
Earnings (loss) per share:
Basic	$0.03	$0.32	$0.21	$(0.34)
Diluted	$0.03	$0.30	$0.20	$(0.34)

The sum of the individual quarterly earnings per share amounts may not agree with year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

21.       SUBSEQUENT EVENT:

Subsequent to December 31, 2001 and prior to the issuance of these financial statements, the Company refinanced its revolving credit facility into a long-term obligation. During the first quarter of 2002, the terms of the revolving credit facility were amended to, among other things, extend the maturity date to June 15, 2002, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase interest rates payable under the credit facility, waive the Company’s non-compliance with certain covenants for all periods ended on or prior to December 31, 2001 and modify the terms of certain of its financial covenants. In addition, on March 28, 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003 and increase the interest rates payable under the credit facility. In connection with the March 28, 2002 amendment, the Company has agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003. Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, any issuance of equity (other than equity issued under the employee stock purchase plan) or the issuance of certain debt.  The terms of the credit facility significantly limit the Company’s ability to enter into new leases or new debts outside the facility.  The capital expenditures budgeted for 2002 are less than the capital expenditures permitted by the credit facility.

As a result of the March 28, 2002 extension of the maturity date of the credit facility to April 15, 2003, the outstanding balance under the credit facility has been classified as long-term at December 31, 2001.  Prior to the maturity of the credit facility, the Company must either extend the term of the credit facility or obtain an alternative source of financing.