Form 10-Q
period 2002-03-31
U S LIQUIDS INC
filed 2002-05-14
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number: 001-13259

U S LIQUIDS INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0519797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

411 N. Sam Houston Parkway East, Suite 400, Houston, TX 77060-3545
281-272-4500
(Address and telephone number of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes    ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value

16,079,592 shares as of May 8, 2002

U S LIQUIDS INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

U S LIQUIDS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	DECEMBER 31, 2001	MARCH 31, 2002
		(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,498	$1,314
Accounts receivable, less allowances of $1,092 and $706 (unaudited), respectively	38,139	33,886
Inventories	2,485	2,833
Prepaid expenses and other current assets	8,648	10,393
Total current assets	$50,770	$48,426

PROPERTY, PLANT AND EQUIPMENT, net	109,838	106,897
GOODWILL, net	156,059	65,055
OTHER ASSETS, net	4,209	5,128
Total assets	$320,876	$225,506

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,891	$2,195
Accounts payable	14,253	11,707
Accrued expenses and other current liabilities	26,984	23,979
Total current liabilities	$44,128	$37,881

LONG-TERM OBLIGATIONS, net of current maturities	89,137	91,848
PROCESSING RESERVE, net of current	4,702	4,386
CLOSURE AND REMEDIATION RESERVES, net of current	9,848	9,621
OTHER LONG-TERM LIABILITIES	1,094	1,040
DEFERRED INCOME TAXES	3,514	—
Total liabilities	$152,423	$144,776

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,031,815 and 16,079,592 (unaudited) shares issued and outstanding, respectively	160	161
Additional paid-in capital	177,134	177,158
Retained deficit	(8,818)	(96,566)
Accumulated other comprehensive loss - foreign currency translation adjustment	(23)	(23)
Total stockholders’ equity	$168,453	$80,730
Total liabilities and stockholders’ equity	$320,876	$225,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2001	2002

REVENUES	$58,050	$45,778
OPERATING EXPENSES	44,274	34,289
DEPRECIATION AND AMORTIZATION	4,289	3,890
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,962	6,943
INCOME FROM OPERATIONS	$3,525	$656
INTEREST EXPENSE, net	2,825	1,648
OTHER INCOME, net	(78)	(48)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	$778	$(944)
PROVISION (BENEFIT) FOR INCOME TAXES	350	(425)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $3,774	—	87,229
NET INCOME (LOSS)	$428	$(87,748)

BASIC EARNINGS (LOSS) PER COMMON SHARE:

BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.03	$(0.03)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(5.44)
BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(5.47)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.03	$(0.03)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(5.44)
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.03	$(5.47)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,944	16,050
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	15,947	16,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$428	$(87,748)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in accounting principle	—	91,003
Depreciation and amortization	4,289	3,890
Net gain on sale of property, plant, and equipment	(15)	(20)
Deferred income tax provision (benefit)	350	(4,205)
Changes in operating assets and liabilities:
Accounts receivable, net	3,448	4,309
Inventories	(23)	(348)
Prepaid expenses and other current assets	(487)	(2,130)
Intangible assets	(242)	(206)
Other assets	138	136
Accounts payable, accrued expenses and other current liabilities	(1,495)	(5,542)
Other long-term liabilities	(564)	(54)
Closure, remediation and processing reserves	(363)	(543)
Operations held for sale, net	(397)	—
Net cash provided by (used in) operating activities	$5,067	$(1,458)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(1,381)	$(1,131)
Proceeds from sale of property, plant and equipment	553	365
Cash paid for acquisitions, net of subsequent purchase adjustments	(64)	—
Net cash used in investing activities	$(892)	$(766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	$—	$3,000
Principal payments on long-term obligations	(618)	(985)
Proceeds from exercise of stock options and employee stock purchase plan	170	25
Net cash provided by (used in) financing activities	$(448)	$2,040

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	$(2)	$—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$3,725	$(184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,176	1,498
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,901	$1,314

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financial fees	$1,836	$4,491
Cash paid (received) for income taxes, net	(172)	1

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS AND ORGANIZATION

U S Liquids Inc. and subsidiaries (collectively “U S Liquids” or the “Company”) was founded November 18, 1996 and is a leading provider of services for the collection, processing, recovery and disposal of liquid waste in North America.  On December 13, 1996, the Company acquired its Oilfield Waste Division from Sanifill, Inc. through a transaction accounted for as a purchase.  The Oilfield Waste Division treats and disposes of oilfield waste generated in oil and gas exploration and production.  In June 1997, the Company formed the basis of its Wastewater Division by acquiring additional companies.  These acquisitions were accounted for under the pooling-of-interests method of accounting.  The Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers by-products from certain waste streams.  During 1998 and 1999, the Company continued acquiring companies, principally for the Wastewater Division.  On July 1, 1999, the Company created a third division, known as the Industrial Wastewater Division, and changed the name of the Wastewater Division to the Commercial Wastewater Division.  The Industrial Wastewater Division derives revenues from fees charged for the collection, processing and disposal of hazardous and nonhazardous liquid wastes.

2.   BASIS OF PRESENTATION

The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations; although management believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

Certain prior amounts have been reclassified to conform with the current year presentation.

It is suggested that these interim condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002.  Goodwill amortization for the quarter ended March 31, 2002 would have otherwise been approximately $1.1 million. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter.  Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value was determined using discounted cash flows, market multiples and market capitalization.  Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.  On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first fiscal quarter.

Based on the initial impairment tests, the Company recognized a charge of $87.2 million ($5.44 per share), net of tax of $3.8 million, in the first quarter of 2002 to reduce the carrying value of goodwill of the reporting units to its implied fair value.  This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount.  Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and charges therein follows:

	December 31, 2001	Impairment Adjustment	March 31, 2002
		(In thousands)
		(Unaudited)
Commercial	$88,251	$51,864	$36,387
Industrial	66,040	39,139	26,901
Oilfield	1,767	—	1,767
Total	$156,058	$91,003	$65,055

The unaudited results of operations presented below for the three months ended March 31, 2002 and adjusted results of operations for the three months ended March 31, 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2001:

	Three Months Ended March 31,

	2001	2002
	(In thousands)
	(Unaudited)
Net income (loss)	$428	$(87,748)
Add: Cumulative effect of change in accounting principle, net of tax	—	87,229
Add: Goodwill amortization, net of tax	631	—
Adjusted net income (loss)	$1,059	$(519)

Basic earnings (loss) per share:
Reported net income (loss)	$0.03	$(5.47)
Cumulative effect of change in accounting principle, net of tax	—	(5.44)
Goodwill amortization, net of tax	0.04	—
Adjusted net income (loss)	$0.07	$(0.03)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.03	$(5.47)
Cumulative effect of change in accounting principle, net of tax	—	(5.44)
Goodwill amortization, net of tax	0.04	—
Adjusted net income (loss)	$0.07	$(0.03)

4.   INVENTORIES

Inventories are stated at the lower of cost or market and at December 31, 2001 and March 31, 2002 consisted of processed by-products of $1.1 million and $1.0 million, respectively, and unprocessed by-products of $1.4 million and $1.8 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

5.   DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations are presented as follows:

	Three Months Ended March 31,
	2001	2002
	(In thousands)
	(Unaudited)
Operating expenses	$2,782	$3,386
Selling, general and administrative expenses	275	392
Amortization expenses	1,232	112
Total depreciation and amortization expenses	$4,289	$3,890

6.   EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three month periods ended March 31, 2001 and 2002, respectively, is illustrated below:

	Three Months Ended March 31,
	2001	2002
	(In thousands, except share data)
	(Unaudited)
Numerator:
For basic and diluted earnings per share –
Income (loss) available to common stockholders	$428	$(87,748)
Denominator:
For basic earnings per share –
Weighted-average shares	15,944,403	16,049,537
Effect of dilutive securities:
Stock options and warrants	2,243	—
Denominator:
For diluted earnings per share –
Weighted-average shares and assumed conversions	15,946,646	16,049,537

For the three months ended March 31, 2001, the weighted average diluted shares outstanding excluded 1,091,036 stock options and warrants where the exercise prices were less than the closing market price of the Company’s common stock. For the three months ended March 31, 2002, 1,159,119 shares were excluded because the Company reported a loss during the period, and including such shares would have had an antidilutive effect on loss per share.

7.   COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss), which encompasses net income (loss) and currency translation adjustments, is as follows:

	Three Months Ended March 31,
	2001	2002
	(In thousands)
	(Unaudited)
Net income (loss)	$428	$(87,748)
Currency translation adjustments	(2)	—
Comprehensive income (loss)	$426	$(87,748)

8.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired.  Any related losses will be recognized in earnings when incurred.  The statements were effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and will be effective for any business combinations completed after June 30, 2001.  In connection with the adoption of SFAS No. 142 on January 1, 2002, the Company recorded an impairment of $87.2 million, net of tax of $3.8 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs.  SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of SFAS No. 143 will be effective for the Company as of January 1, 2003.  The Company is considering the provisions of SFAS No. 143 and at present has not determined the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment of disposal of long-lived assets.  SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  The Company adopted SFAS No. 144 on January 1, 2002.  Adoption of this statement did not have a material impact on the financial position or results of operation of the Company.

9.   OPERATIONS HELD FOR SALE

During the fourth quarter of 2000, the Company’s Board of Directors approved a plan to sell certain non-core operations in the Commercial Wastewater Division.  The types of liquid waste managed at these facilities held for sale included industrial wastewaters, biosolids and grease and grit trap waste.  As discussed in Notes 2 and 3 to the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company recorded charges to write down the carrying value of certain assets to fair value, less costs to sell.  In determining fair value, the Company considered, among other things, the range of preliminary purchase prices discussed with potential buyers.  For operations that were classified as held for sale, the Company suspended depreciation on property, plant and equipment.  In addition, the Company revalued goodwill and, therefore, adjusted the related amortization.  Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the first quarter of 2001 would have been greater by $644,000. During 2001, certain operations were sold and additional losses were recognized.  During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value.  Subsequently, as a result of senior management’s decision to assimilate the remaining operations back into the Company’s core business, the adjusted carrying value of the assets, after giving effect to the write-downs, were reclassified to held for use.  The results of operations of these businesses are fully included in revenues and expenses in the condensed consolidated statements of operations.

10.   COMMITMENTS AND CONTINGENCIES

Regulatory Proceedings

In May 1998, the Company acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. On August 25, 1999, the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) jointly executed a search warrant at this facility, seeking documentation relating to the facility’s receipt, processing and disposal of hazardous waste.  According to the affidavit attached to the search warrant, the investigation was triggered by allegations that (i) the facility knowingly discharged untreated hazardous liquid waste into the Detroit sewer system in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of the Resource Conservation and Recovery Act of 1976.  The affidavit alleged that these activities had been taking place since 1997, which was before the Company acquired the facility.  The investigation is now under the direction of the U.S. Attorney’s Office in Detroit.  The Company has cooperated with the EPA, the FBI and the U.S. Attorney throughout the investigation and, to date, no civil action or criminal indictment has been initiated against the Company or any individual.  The Company is currently engaging in discussions with the U.S. Attorney concerning a possible settlement of this matter.  Based upon discussions with the U.S. Attorney and other available information, during the fourth quarter of 2001, the Company recorded a $5.0 million reserve to cover amounts expected to be paid in connection with any such settlement.  Management believes that this reserve is sufficient; however, there can be no assurance that the Company will be successful in negotiating a settlement with the U.S. Attorney or that the amounts to be paid in connection with any such settlement will not exceed $5.0 million.  Failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on its business, results of operations and financial condition.

The EPA notified the Company in 1999 that liquid waste received by its Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  The Company believed that the waste could be handled as nonhazardous waste.  A reserve was established for costs to be incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of March 31, 2002, the reserve was reassessed by management and approximately $0.6 million of this reserve remained accrued to process and dispose of the remaining waste.  As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%.  Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of March 31, 2002, the balance of this reserve was $3.3 million, of which $0.3 million is expected to be paid in the last nine months of 2002.  Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a company that was acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site.  Based upon the information available, the Company has continued to maintain a reserve to cover its share of the estimated costs to remediate the Lenz Oil Services site.  As of March 31, 2002, the balance of this reserve was  $145,000.  The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

The operations of the Innovative Services Group of the Company’s Commercial Wastewater Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”).  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When  customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction,  the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities.   At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company’s customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company’s documentation.  During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to the Company’s customers, the ATF was assessing taxes of $1.175 million against the facilities.  During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF.  Based upon discussions with the ATF, the Company believes that the offer will be accepted by the ATF.  The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation.  The Company is currently engaging in discussions with the affected customers concerning the refund claims in question.  Settlements have been reached with certain customers and the Company believes that satisfactory settlements can be reached with all of the other affected customers.  After giving effect to the proposed settlement with the ATF and the on-going discussions with the Company’s customers, on December 31, 2001, management reassessed the reserve that was originally established for this matter in December 2000.  As of March 31, 2002, the total reserve remaining was $0.2 million.  Management believes that this reserve is sufficient.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division.  These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in the Company’s March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s  common stock during the period beginning on May 12, 1998 and ending on August 25, 1999.  The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company’s Detroit facility and the Company’s financial condition in the prospectus relating to the March 1999 stock offering and in certain other public filings and announcements made by the Company.   The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper.  During 2000, the Company filed a motion to dismiss the plaintiffs’ consolidated complaint.  In January 2001, the court entered an Order of Partial Dismissal which dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act, but granted the plaintiffs leave to file an amended complaint.  The deadline for filing an amended complaint has passed and the plaintiffs have advised the court that, while preserving all of their rights regarding the claims under Sections 10(b) and 20(a) of the Exchange Act, they will proceed on the current complaint as affected by the Order of Partial Dismissal.  Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11, 12(a)(2) and 15 of the Securities Act only.

In September 2001, the plaintiffs filed a motion seeking to have the court certify as a class all persons who purchased or otherwise acquired Company common stock in connection with the March 1999 stock offering.  As part of their motion, the plaintiffs designated five individuals to serve as representatives of the proposed class.  On April 30, 2002, the court held that the plaintiffs had failed to demonstrate that any of the five individuals designated to serve as class representatives had the requisite standing to serve in such role and denied without prejudice the plaintiffs’ motion for class certification.  The court’s ruling does, however, permit the plaintiffs to file another motion for class certification if, during discovery, the plaintiffs find evidence that any of the designated individuals or any other potential class representative has standing to pursue the claims asserted by the plaintiffs under Sections 11 or 12(a)(2) of the Securities Act.  The lawsuit is currently set for trial on November 25, 2002.

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

On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”).  In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition,  the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in common stock.  During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000.  Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement was achieved and that it is entitled to receive the contingent cash and stock payments described above.  Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper.  The Company has denied that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement.  This lawsuit is still in the discovery stage and no trial date has been set.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000.  During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute.  During the fourth quarter of 2001, the Company established a reserve to cover the Company’s estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds.  As of March 31, 2002, the balance of this reserve was $3.5 million.  Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

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

11.   CREDIT FACILITIES

The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements.  Amounts outstanding under the facility are secured by a lien on substantially all of the assets of the Company.  The credit facility contains affirmative, negative and subjective covenants, requires the Company to comply with certain financial covenants and obtain the lenders’ consent before making any acquisitions, and prohibits the payment of cash dividends.

The Company’s 2001 fourth quarter results caused it to be out of compliance with certain of the financial covenants of the credit facility.  During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that the Company may make, and waive the Company’s non-compliance with and modify the terms of certain of the financial covenants.  The Company also agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003.  Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sales of assets not in the ordinary course of business, any issuance of equity (other than any equity issued under the employee stock purchase plan) or the issuance of certain debt.  The terms of the credit facility significantly limit the Company’s ability to enter into leases or new debts outside the facility.  The capital expenditures budgeted for 2002 are less than the capital expenditures permitted by the credit facility.

The outstanding balance of the credit facility has been classified as long-term as of March 31, 2002.  However, because the credit facility matures on April 15, 2003, the Company has classified the outstanding balance of the facility as a current liability as of April 15, 2002. Prior to the maturity of the credit facility on April 15, 2003, the Company must either extend the term of the credit facility or obtain an alternative source of financing.

Availability under the credit facility is tied to the Company’s cash flows and liquidity.  The debt outstanding under the credit facility may be accelerated upon a change in control of the Company or the departure of either Michael P. Lawlor or Earl J. Blackwell without a suitable replacement.  Interest on the outstanding balance is due monthly.  Advances bear interest, at the Company’s option, at the prime rate or the London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon the Company’s ratio of indebtedness to cash flows.  As of March 31, 2002, amounts outstanding under the credit facility were accruing interest at approximately 10.0% per year.  The Company has agreed to pay a commitment fee varying from 0.30% to 0.50% on the unused portion of the facility.  As of March 31, 2002, the unused portion of the facility was $11.7 million, all of which was available, including $3.75 million in letters of credit outstanding.

During 1999,  the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.4% per year.

12.   SEGMENT INFORMATION

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

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC. For purposes of this presentation, general corporate expenses have been allocated between operating segments on a pro rata basis based on revenues.

The following is a summary of key business segment information:

	Three Months Ended March 31,
	2001	2002
	(In thousands)
	(Unaudited)
Revenues —
Oilfield Waste	$6,597	$5,410
Commercial Wastewater	35,968	26,479
Industrial Wastewater	15,485	13,889
Total	$58,050	$45,778

Income (loss) from operations —
Oilfield Waste	$3,395	$2,710
Commercial Wastewater	570	(1,469)
Industrial Wastewater	(440)	(585)
Total	$3,525	$656

Depreciation and amortization expense —
Oilfield Waste	$586	$558
Commercial Wastewater	2,305	2,287
Industrial Wastewater	1,188	729
Corporate	210	316
Total	$4,289	$3,890

Capital expenditures—
Oilfield Waste	$404	$410
Commercial Wastewater	526	286
Industrial Wastewater	278	127
Corporate	173	308
Total	$1,381	$1,131

Identifiable assets —
Oilfield Waste	$36,999	$36,322
Commercial Wastewater	170,336	113,032
Industrial Wastewater	113,023	71,752
Corporate	518	4,400
Total	$320,876	$225,506

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Commercial Wastewater Division generated $26.5 million, or 57.9%, of our revenues for the quarter ended March 31, 2002.  This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Historically, some of our by-product sales have involved the brokering of industrial and fuel grade ethanol produced by third parties.  However, because these brokerage activities were a very low margin producer, beginning in January 2001, we began curtailing these brokerage activities and by December 31, 2001 we had essentially exited the ethanol brokerage business.  Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $13.9 million, or 30.3%, of our revenues for the quarter ended March 31, 2002.  This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater.  Certain sludges and solid hazardous wastes are also processed.  The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products.  The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste.  Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $5.4 million, or 11.8%, of our revenues for the quarter ended March 31, 2002.  This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste.  In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste.  As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.  Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

Newpark Resources, Inc. is the largest customer of the Oilfield Waste Division.  As previously reported, Newpark has elected not to exercise its option to extend the term of its existing disposal agreement with the Company and, therefore, the disposal agreement will terminate on June 30, 2002.  As a result of Newpark’s decision, we are exploring various alternatives to replace the oilfield waste previously delivered to us by Newpark including, among other things, competing directly with Newpark and other industry participants for oilfield waste generated offshore or in inland waters in the Gulf Coast region.  With the exception of our Bateman Island, Louisiana landfarm, which could immediately begin receiving oilfield waste generated offshore or in inland waters, and our Bourg, Louisiana and Mermentau, Louisiana landfarms, which could immediately begin receiving oilfield waste generated in inland waters, in order to compete directly with Newpark and other industry participants, our Louisiana landfarms would be required, among other things, to establish and obtain permits for one or more transfer facilities to receive oilfield waste generated offshore or in inland waters and lease or purchase the equipment necessary to receive such waste.  Management estimates it would take approximately 180 days to permit and equip any such transfer facility that the Company should elect to establish; however, there can be no assurance that we would be successful in obtaining the permits necessary for any such transfer facility or that the establishment, permitting and equipping of any such facility could be accomplished in any particular time period.  Management does not believe that the cost of establishing such transfer facilities would have a material adverse effect upon our business, results of operations or financial condition.  As a result of the scheduled termination of our disposal agreement with Newpark and the recent decline in drilling activity in the Gulf Coast region, we currently estimate that the Oilfield Waste Division’s revenues for 2002 will be approximately $21.4 million, representing a 21.0% decrease from 2001 revenues.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 40 years.  For operations previously classified as held for sale, we suspended depreciation and adjusted amortization on the underlying assets.

The seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

CRITICAL ACCOUNTING POLICIES

In response to the SEC’s Release No. 33–8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments.  We identified our most critical accounting policies to be those related to revenue recognition, processing expenses, closure and remediation reserves, and assessment of goodwill impairment.

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

The majority of the expenses associated with the waste processing cycle are incurred within the same accounting period as when the associated revenue is recognized.  These expenses include receiving personnel labor costs, lab testing costs, compliance costs and the majority of the labor and equipment variable costs associated with the waste treatment.  The majority of the labor and equipment variable costs associated with the treatment process are incurred within the first 30 days of treatment.

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

Goodwill Impairment.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value.  Fair value was determined using discounted cash flows, market multiples and market capitalization.  Under SFAS No. 142, the impairment test is required to be performed upon adoption and at least annually thereafter.  Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.  On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first fiscal quarter.

Other critical accounting policies affecting judgments and estimates include:

Allowance for Doubtful Accounts.  We extend credit to customers and other parties in the normal course of business.  Management regularly reviews outstanding accounts receivable, and provides for estimated losses through an allowance for doubtful accounts.  In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors.  As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”  The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized.  Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired.  Any related losses will be recognized in earnings when incurred.  The statements were effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and will be effective for any business combinations completed after June 30, 2001.  In connection with the adoption of SFAS No. 142 on January 1, 2002, we recorded an impairment of $87.2 million, net of tax of $3.8 million.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs.  SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  The provisions of SFAS No. 143 will be effective for the Company as of January 1, 2003.  We are considering the provisions of SFAS No. 143 and at present have not determined the impact of adopting SFAS No. 143.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 and 2002

REVENUES.  Revenues for the quarter ended March 31, 2002 decreased approximately $12.3 million from $58.1 million for the quarter ended March 31, 2001 to $45.8 million for the quarter ended March 31, 2002.  The Commercial Wastewater Division contributed  $36.0 million, or 62.0%, of first quarter 2001 revenues and $26.5 million, or 57.9%, of first quarter 2002 revenues.  Collection and processing fees generated $27.3 million, or 75.8%, and $22.3 million, or 84.2%, of the Commercial Wastewater Division’s revenues for the first quarters of 2001 and 2002, respectively. This decrease reflects the sales of certain operations in the Northeast during the third quarter of 2001, as well as the continued decline in remediation and asbestos work in San Antonio and our biosolids business in New York.  By-product sales generated the remaining $8.7 million, or 24.2%, and $4.2 million, or 15.8%, of the Commercial Wastewater Division’s revenues for the first quarters of 2001 and 2002, respectively. This decrease was due primarily to our decision to exit the brokered ethanol business.

The Industrial Wastewater Division contributed $15.5 million, or 26.7%, of first quarter 2001 revenues and $13.9 million, or 30.3%, of first quarter 2002 revenues. The Industrial Wastewater Division’s revenues decreased $1.6 million, or 10.3%.  Collection and processing fees generated  $14.0 million, or 90.3%, and $12.4 million, or 89.2%, of the Industrial Wastewater Division’s revenues for the first quarters of 2001 and 2002, respectively. This decrease resulted from the loss of several contracts in California.  By-product sales generated the remaining $1.5 million, or 9.7%, and $1.5 million, or 10.8%, of the Industrial Wastewater Division’s revenues for the first quarters of 2001 and 2002, respectively.

The Oilfield Waste Division contributed $6.6 million, or 11.3%, of first quarter 2001 revenues  and $5.4 million, or 11.8%, of first  quarter 2002 revenues.  The Oilfield Waste Division’s revenues decreased approximately $1.2 million, or 18.2%, due primarily to a decline of approximately 30% in the Louisiana land based rig count.

OPERATING EXPENSES. Operating expenses decreased approximately $10.0 million, or 22.6%, from $44.3 million for the quarter ended March 31, 2001 to $34.3 million for the quarter ended March 31, 2002. As a percentage of revenues, operating expenses decreased from 76.3% in the first quarter of 2001 to 74.9% in the first quarter of 2002. This improvement was due primarily to our exiting of the brokered ethanol business, which produced low operating margins, and operating improvements implemented at  our Texas and Detroit locations. This improvement was partially offset by operational and contractual modifications at our Northeast, Waste Stream and Parallel operations.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization expenses decreased approximately $399,000, or 9.3%, from $4.3 million for the quarter ended March 31, 2001 to $3.9 million for the quarter ended March 31, 2002.  As a percentage of revenues, depreciation and amortization expenses increased from 7.4% in the first quarter of 2001 to 8.5% in the first quarter of 2002.  This increase was a result of resumed recognition of depreciation expense on those operations previously classified as held for sale which are now incorporated back into our core business.  This increase was partially offset, however, by the discontinued recognition of goodwill amortization in accordance with SFAS No. 142.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $900,000, or 16.0%, from $6.0 million for the quarter ended March 31, 2001 to $6.9 million for the quarter ended March 31, 2002.  As a percentage of revenues, selling, general and administrative expenses were 10.3% for the first quarter of 2001 and 15.2% for the first quarter of 2002.  This increase resulted from severance costs, increased bad debt expense in the Midwest and increased legal fees as a result of on-going litigation costs regarding the securities class action lawsuit and the investigation of our Detroit facility.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $1.1 million, or 40.7%, from $2.7 million for the quarter ended March 31, 2001 to $1.6 million for the quarter ended March 31, 2002.  This decrease resulted from lower interest rates for the quarter and reduced borrowings.

INCOME TAXES.  The provision (benefit) for income taxes before the cumulative effect of change in accounting principle decreased approximately $775,000, or 221.4%, from a provision of approximately $350,000 for the quarter ended March 31, 2001 to a benefit of $425,000 for the quarter ended March 31, 2002.  The effective tax (benefit) rates for the periods ended March 31, 2001 and 2002 were 45.0%.  Our effective tax rates are estimates of our expected annual effective federal and state income tax rates.

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

During the first quarter of 2002, our revolving credit facility was amended to, among other things, extend the maturity date to April 15, 2003 and increase the interest rates payable under the credit facility.  By April 15, 2003, we must either once again extend the term of our existing credit facility or obtain an alternative source of financing.  There can be no assurance that we will be able to obtain such an extension or alternative financing when required.

Operating Cash Flows

Cash flows from operations of $5.1 million were provided and $1.5 million were used during the quarters ended March 31, 2001 and 2002, respectively.  We had net working capital of $10.5 million at March 31, 2002, compared to net working capital of $6.6 million at December 31, 2001. These changes were due to decreased accounts payable and accrued liabilities and increased prepaids.  This was partially offset by decreased accounts receivable.

At March 31, 2002, we had a $6.8 million reserve to provide for the cost of future closures of facilities.  The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations.  Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately.  We have in place a total of $11.0 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities.  As of March 31, 2002, we also had a $3.3 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries.  In 2002, we expect to pay approximately $0.5 million of remediation costs.

Many of our customers require us to post performance bonds or letters of credit to secure performance.  Those bonds and letters of credit guarantee the customer that we will perform under the terms of a contract and that we will pay subcontractors and vendors.  In the event that we fail to perform under a contract or pay subcontractors and vendors, the customer may demand the surety or bank to pay or perform under our bond or letter of credit.  Our relationship with our sureties is such that we will indemnify a surety for any expenses it incurs in connection with any of the bonds it issues on our behalf.  To date, we have not incurred significant expenses to indemnify a surety for expenses it incurred on our behalf.  As described above, we are also required to provide financial assurance for the final closure and post–closure obligations with respect to our permitted facilities. We establish financial assurance in different ways, depending on the jurisdiction, including letters of credit from third parties, surety bonds, trust agreements and traditional insurance.  To date, we have not experienced unusual difficulty in obtaining financial assurance for our operations. However, continued availability of letters of credit, surety bonds and insurance policies in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations. Financial assurance is generally a requirement for obtaining or retaining operating permits.  Additionally, our continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue–producing waste service contracts.  We also maintain a collateral bond to secure our obligation to reimburse our insurance carrier for uninsured deductibles it pays under our employee group health plan.

2002 operating cash flows are anticipated to be approximately $11.3 million.  This amount is net of all projected interest costs and expected payments on special charge reserves.  Operating cash flow will be a primary source of funding our capital budget in 2002.  Any remaining amounts will be used to reduce outstanding debts. Projected payments on special charge reserves assume that all amounts reserved for amounts expected to be paid in connection with a possible settlement of the investigation of our Detroit facility and estimated losses resulting from the insolvency of one of our primary insurers will be paid in 2002, although the exact amounts and payment dates for these liabilities are unknown at this time.

Investing Activities

Capital expenditures for our continuing operations during the three months ended March 31, 2002 were $1.1 million.  The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades.  Capital expenditures for our continuing operations for the last three quarters of 2002 are estimated at approximately $10.3 million.  Approximately $6.1 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions.  Approximately $2.8 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $1.0 million is budgeted for equipment and injection wells for the Oilfield Waste Division.  The remaining $0.4 million will be used for software and computer upgrades at our corporate headquarters. In the event that all special charge reserves are required to be paid in 2002, we would anticipate reducing capital expenditures below the levels described above.

In certain of our acquisitions, we agreed to pay additional consideration to the owners of the acquired business if the future pre-tax earnings of the acquired business exceed certain negotiated levels or other specified events occur. To the extent that any contingent consideration is required to be paid in connection with an acquisition, we anticipate that the related incremental cash flows of the acquired business will be sufficient to pay the cash component of the contingent consideration.  During 2002, the former owners of a business that we acquired in 1998 are entitled to receive additional consideration totalling $2.7 million if the acquired business satisfies certain targeted performance levels.  Management does not expect the acquired business to meet these targets and, therefore, we do not anticipate paying any such amounts in 2002.

Financing Activities

At March 31, 2002, approximately $2.2 million of principal payments on debt obligations were payable during the next twelve months.  These principal payments are expected to be funded from operating cash flows and from borrowings against our revolving credit facility.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements.  Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets.  The credit facility, which matures on April 15, 2003, prohibits the payment of cash dividends and requires us to comply with certain affirmative, negative, subjective and financial covenants.

As previously announced, our results for the quarter ended December 31, 2001 caused us to be out of compliance with certain of the financial covenants of the credit facility. During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that we may make, and waive our noncompliance with and modify the terms of certain of our financial covenants.  In addition, we agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003.  Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, any issuance of equity (other than any equity issued under the employee stock purchase plan) or the issuance of certain debt. The terms of our credit facility significantly limit our ability to enter into leases or new debts outside the facility.  The capital expenditures budgeted for 2002 are less than the capital expenditures permitted by the credit facility. Prior to the maturity of the credit facility on April 15, 2003, we must either extend the term of the credit facility or obtain an alternative source of financing.

The debt outstanding under the revolving credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor or Earl J. Blackwell ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders.  At March 31, 2002 and May 8, 2002, we had borrowed approximately $88.0 million under the credit facility.  Advances under the credit facility bear interest, at our option, at the prime rate or the London Interbank Offered Rate, in each case plus a margin which is calculated quarterly based upon our ratio of indebtedness to cash flows.  As of March 31, 2002 and May 8, 2002, amounts outstanding under the credit facility were accruing interest at approximately 10.0% and 9.8% per year, respectively.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment.  The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million.  This amount is being repaid in 60 monthly installments of principal and interest at 8.4%.

Contractual Obligations and Commercial Commitments

Our future contractual obligations include:

	Payments Due by Period
	(In thousands)
Contractual Obligations	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Debt and Capital Lease Obligations	$2,195	$89,201	$796	$430	$424	$997	$94,043
Operating Lease Obligations	$3,706	$2,953	$2,524	$2,096	$1,865	$8,840	$21,984
Closure and Remediation Reserves	$465	$349	$455	$305	$204	$8,308	$10,086

Our other commercial commitments expire as follows:

	Amount of Commitment Expiration Per Period
	(In thousands)
Other Commercial Commitments	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total
Standby Letters of Credit	$3,750	$—	$—	$—	$—	$250	$4,000
Performance Bonds	$13,427	$745	$—	$—	$—	$—	$14,172
Collateral Bond	$2,450	$—	$—	$—	$—	$—	$2,450

FORWARD LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001.  Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions.  It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise.

Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•              the outcome of pending litigation and administrative proceedings involving the Company, including the on-going investigation of our Detroit facility and the securities class action lawsuit and stockholder derivative action filed shortly thereafter;

•              our ability to extend the term of our credit facility or obtain an alternative source of financing by April 2003;

•              possible defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•              any increase in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our ratio of indebtedness to cash flows;

•              our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•              changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•              existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•              our ability to compete with Newpark Resources, Inc. and other industry participants for oilfield waste generated offshore or in inland waters in the Gulf Coast region;

•              potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•              possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our primary insurance carriers;

•              changes in the levels of exploration for and production of oil and gas, particularly in the Gulf Coast region;

•              possible changes in our estimates of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•              the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•              the effect of our operational and contractual modifications on the profitability on our Northeast, Waste Stream and Parallel operations;

•              future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•              the effects of general economic conditions.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations.  The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments.  We estimate that the fair value of all of our debt obligations approximates $93.8 million as of March 31, 2002.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of March 31, 2002, $88.0 million and $1.4 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively.  As of May 8, 2002, $88.0 million and $1.3 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively.  As of March 31, 2002 and May 8, 2002, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.0% and 9.8% per year, respectively, and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.4% and 8.4% per year, respectively.  A ten percent increase in short-term interest rates on the variable rate debts outstanding as of March 31, 2002 would approximate 19 basis points.  Such an increase in interest rates would increase our quarterly interest expense by approximately $42,000 assuming the amount of debt outstanding remains constant.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc., including a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan.   On August 25, 1999, the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) jointly executed a search warrant at this facility, seeking documentation relating to the facility’s receipt, processing and disposal of hazardous waste.  According to the affidavit attached to the search warrant, the investigation was triggered by allegations that (i) the facility knowingly discharged untreated hazardous liquid waste into the Detroit sewer system in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous solid waste at an unpermitted treatment facility in violation of the Resource Conservation and Recovery Act of 1976. The affidavit alleged that these activities had been taking place since 1997, which was before we acquired the facility.  The investigation is now under the direction of the U.S. Attorney’s office in Detroit.  We have cooperated with the EPA, the FBI and the U.S. Attorney throughout this investigation and, to date, no civil action or criminal indictment has been initiated against the Company or any individual.   We are currently engaging in discussions with the U.S. Attorney concerning a possible settlement of this matter.  Based upon our discussions with the U.S. Attorney and other available information, during the fourth quarter of 2001 we recorded a $5.0 million reserve to cover amounts expected to be paid in connection with any such settlement.  Management believes that this reserve is sufficient; however, there can be no assurance that we will be successful in negotiating a settlement with the U.S. Attorney or that the amounts to be paid in connection with any such settlement will not exceed $5.0 million.  Our failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on our business, results of operations and financial condition.

The EPA notified us in 1999 that liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility.  We believed that the waste could be handled as nonhazardous waste.  A reserve was established for costs incurred in the event that this waste had to be delivered to a third party for processing and disposal.  As of March 31, 2002, the reserve was reassessed by management and approximately $0.6 million of this reserve remained accrued to process and dispose of the remaining waste.  As previously reported, our Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California.  A remedial investigation of the facility has been completed by Romic and forwarded to the EPA.  The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure.  This study began during the first quarter of 2001 and will continue for approximately one year, at which time, if successful, the EPA may approve this method for final site remediation.  Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic.  With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites.  Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%.  Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites.  As of March 31, 2002, the balance of this reserve was $3.3 million, of which $0.3 million is expected to be paid in the last nine months of 2002.  Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that we acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois.  During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site.  Based upon the information available, we have continued to maintain a reserve to cover our share of the estimated costs to remediate the Lenz Oil Services site.  As of March 31, 2002, the balance of this reserve was $145,000.  We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that we may incur in connection with the remediation of this site.

The operations of the Innovative Services Group of the Company’s Commercial Wastewater Division are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (“ATF”).  In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer.  If alcoholic beverages on which the FET have been paid are returned to bond at our premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund.  When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product.  The ATF periodically inspects the facilities both to insure compliance with its regulations and to substantiate claims for FET refunds.  During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities.  At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation.  In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation.  During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities.  During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF.  Based upon our discussions with the ATF, we believe that our offer will be accepted by the ATF.  The proposed assessment by the ATF does not address approximately $525,000 of refund claims that we submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in our documentation.  We are currently engaging in discussions with the affected customers concerning the refund claims in question.  Settlements have been reached with certain customers and we believe that satisfactory settlements can be reached with all of the other affected customers.   After giving effect to the proposed settlement with the ATF and the on-going discussions with our customers, on December 31, 2001, management reassessed the reserve that was originally established for this matter in December 2000.  As of March 31, 2002, the total reserve remaining was $0.2 million.  Management believes that this reserve is sufficient.

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

In September 2001, the plaintiffs filed a motion seeking to have the court certify as a class all persons who purchased or otherwise acquired Company common stock in connection with our March 1999 stock offering.  As part of their motion, the plaintiffs designated five individuals to serve as representatives of the proposed class.  On April 30, 2002, the court held that the plaintiffs had failed to demonstrate that any of the five individuals designated to serve as class representatives had the requisite standing to serve in such role and denied without prejudice the plaintiffs’ motion for class certification.  The court’s ruling does, however, permit the plaintiffs to file another motion for class certification if, during discovery, the plaintiffs find evidence that any of the designated individuals or any other potential class representative has standing to pursue the claims asserted by the plaintiffs under Sections 11 or 12(a)(2) of the Securities Act.  The lawsuit is currently set for trial on November 25, 2002.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and our subsidiaries.  In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000.  During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance.  In some cases, the claim resulted in a lawsuit being filed against the Company.  Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation.  As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.  To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company.  Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute.  During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds.  As of March 31, 2002, the balance of this reserve was $3.5 million. Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

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

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future.  However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on our consolidated financial position or results of operations in one or more future periods.   We intend to defend our self vigorously in all of the above matters.

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

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

None.

(b)   Reports on Form 8-K

On February 27, 2002, we filed a report on Form 8-K announcing earnings guidance for 2002 and preliminary results for the quarter and year ending December 31, 2001.

On April 3, 2002, we filed a report on Form 8-K announcing that the maturity date of our revolving credit facility had been extended to April 15, 2003 and providing revised earnings guidance for 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U S LIQUIDS INC.

Date: May 13, 2002	/s/ Michael P. Lawlor
Michael P. Lawlor, Chairman and
Chief Executive Officer

Date: May 13, 2002	/s/ Earl J. Blackwell
Earl J. Blackwell, Senior Vice President and
Chief Financial Officer