Form 10-Q
period 2002-06-30
U S LIQUIDS INC
filed 2002-08-13
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

Common Stock, $0.01 par value
16,091,574 shares as of August 9, 2002

U S LIQUIDS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
INDEX

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U S LIQUIDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

ASSETS	DECEMBER 31,	JUNE 30,
	2001	2002

		(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$1,498	$216
Accounts receivable, less allowances of $1,092 and $977 (unaudited), respectively	38,139	34,241
Inventories	2,485	3,128
Prepaid expenses and other current assets	8,648	9,482

Total current assets	$50,770	$47,067
PROPERTY, PLANT AND EQUIPMENT, net	109,838	105,618
GOODWILL, net	156,058	65,055
OTHER ASSETS, net	4,210	4,898

Total assets	$320,876	$222,638

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,891	$84,765
Accounts payable	14,253	13,346
Accrued expenses and other current liabilities	26,984	25,707

Total current liabilities	$44,128	$123,818
LONG-TERM OBLIGATIONS, net of current maturities	89,137	3,677
PROCESSING RESERVE, net of current	4,702	3,294
CLOSURE AND REMEDIATION RESERVES, net of current	9,848	7,274
OTHER LONG-TERM LIABILITIES	1,094	986
DEFERRED INCOME TAXES	3,514	774

Total liabilities	$152,423	$139,823

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	$—	$—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,031,815 and 16,079,592 (unaudited) shares issued and outstanding, respectively	160	161
Additional paid-in capital	177,134	177,158
Retained deficit	(8,818)	(94,576)
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	(23)	72

Total stockholders’ equity	$168,453	$82,815

Total liabilities and stockholders’ equity	$320,876	$222,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2002	2001	2002

REVENUES	$62,058	$49,805	$120,108	$95,584
OPERATING EXPENSES	45,343	32,963	89,617	67,252
DEPRECIATION AND AMORTIZATION	4,339	3,643	8,628	7,533
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,871	6,620	12,833	13,564
SPECIAL CHARGE (INCOME), net	(6,759)	662	(6,759)	662

INCOME FROM OPERATIONS	$12,264	$5,917	$15,789	$6,573
INTEREST EXPENSE, net	2,644	2,258	5,469	3,906
OTHER EXPENSE (INCOME), net	(138)	41	(215)	(7)

INCOME BEFORE PROVISION FOR INCOME TAXES	$9,758	$3,618	$10,535	$2,674
PROVISION FOR INCOME TAXES	4,725	1,628	5,074	1,203
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of tax of $3,774	—	—	—	87,229

NET INCOME (LOSS)	$5,033	$1,990	$5,461	$(85,758)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.32	$0.12	$0.34	$0.09

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$—	$(5.43)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.32	$0.12	$0.34	$(5.34)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.30	$0.12	$0.33	$0.09

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$—	$—	$(5.25)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.30	$0.12	$0.33	$(5.16)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,959	16,080	15,952	16,065

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,644	16,467	16,578	16,631

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	SIX MONTHS
	ENDED JUNE 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,461	$(85,758)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounting principle	—	91,003
Depreciation and amortization	8,628	7,533
Net gain on sale of property, plant, and equipment	(85)	(23)
Changes in operating assets and liabilities:
Accounts receivable, net	(484)	3,899
Inventories	27	(643)
Prepaid expenses and other current assets	425	(920)
Intangible assets	(417)	(523)
Other assets	(69)	229
Accounts payable, accrued expenses and other current liabilities	(4,307)	(2,184)
Other long-term liabilities	(1,150)	(108)
Closure, remediation and processing reserves	(663)	(3,982)
Deferred income tax provision (benefit)	4,361	(3,333)
Operations held for sale, net	698	—

Net cash provided by operating activities	$12,425	$5,190

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	$(3,023)	$(3,435)
Proceeds from sale of property, plant and equipment	1,049	429
Cash paid for acquisitions, net of subsequent purchase adjustments	(64)	—

Net cash used in investing activities	$(2,038)	$(3,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	$1,000	$3,319
Principal payments on long-term obligations	(13,232)	(6,905)
Proceeds from exercise of stock options and employee stock purchase plan	170	25

Net cash used in financing activities	$(12,062)	$(3,561)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	$—	$95
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,675)	$(1,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,176	1,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$501	$216

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financial fees	$5,667	$6,192
Cash paid (received) for income taxes, net	(122)	359

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

3. SPECIAL ITEMS

2001 Special Income, Net

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

As previously reported, during the fourth quarter of 2000, the Company recorded special charges relating primarily to decisions to dispose of or suspend certain of its non-core operations. Effective July 31, 2001, part of the Northeast operations was sold. An additional loss of $0.7 million was provided for this sale at June 30, 2001 based on the information available.

2002 Special Charge

In connection with special charges recorded in December 2000, an accrual was made to cover the cost of disposing of certain waste located at the Re-Claim facility in Houston, Texas. The disposal of this waste did not begin until the second quarter of 2002, at which time it was determined that a portion of the waste required incineration, thus making the disposal of the waste more costly. As of June 30, 2002, the Company recorded a special charge of $0.7 million to cover these additional disposal costs.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

4. GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $65.1 million of goodwill at June 30, 2002 is no longer subject to amortization. Goodwill amortization for the three and six month periods ended June 30, 2002 would have otherwise been approximately $1.1 million and $2.2 million, respectively. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first fiscal quarter.

Based on the initial impairment tests, the Company recognized a charge in the first quarter of 2002 of $87.2 million ($5.43 per share, on a year to date basis), net of tax of $3.8 million, to reduce the carrying value of goodwill of the reporting units to its implied fair value. This impairment is a result of adopting a fair value approach, under SFAS No. 142, to testing impairment of goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. Impairment adjustments recognized after adoption, if any, generally are required to be recognized as operating expenses.

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and charges therein follows:

	December 31,	Impairment	June 30,
	2001	Adjustment	2002

		(In thousands)
		(Unaudited)

Commercial	$88,251	$51,864	$36,387
Industrial	66,040	39,139	26,901
Oilfield	1,767	—	1,767

Total	$156,058	$91,003	$65,055

The unaudited results of operations presented below for the three and six months ended June 30, 2002 and adjusted results of operations for the three and six months ended June 30, 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)

Net income (loss)	$5,033	$1,990	$5,461	$(85,758)
Add: Cumulative effect of change in accounting principle, net of tax	—	—	—	87,229
Add: Goodwill amortization, net of tax	628	—	1,259	—

Adjusted net income (loss)	$5,661	$1,990	$6,720	$1,471

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)

Basic earnings (loss) per share:
Reported net income (loss)	$0.32	$0.12	$0.34	$(5.34)
Cumulative effect of change in accounting principle, net of tax	—	—	—	5.43
Goodwill amortization, net of tax	0.04	—	0.08	—

Adjusted net income (loss)	$0.36	$0.12	$0.42	$0.09

Diluted earnings (loss) per share:
Reported net income (loss)	$0.30	$0.12	$0.33	$(5.16)
Cumulative effect of change in accounting principle, net of tax	—	—	—	5.25
Goodwill amortization, net of tax	0.04	—	0.08	—

Adjusted net income (loss)	$0.34	$0.12	$0.41	$0.09

5. INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 2001 and June 30, 2002, consisted of processed by-products of $1.1 million and $1.2 million, respectively, and unprocessed by-products of $1.4 million and $1.9 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

6. DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations are presented as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

		(In thousands)
		(Unaudited)

Operating expenses	$2,894	$3,080	$5,676	$6,466
Selling, general and administrative expenses	280	390	554	782
Amortization expenses	1,165	173	2,398	285

Total depreciation and amortization expense	$4,339	$3,643	$8,628	$7,533

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7. EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and six month periods ended June 30, 2001 and 2002, respectively, is illustrated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands, except share data)
	(Unaudited)

Numerator:
For basic and diluted earnings per share —
Net income (loss) available to common stockholders	$5,033	$1,990	$5,461	$(85,758)

Denominator:
For basic earnings per share —
Weighted-average shares	15,958,936	16,079,592	15,951,710	16,064,647

Effect of dilutive securities:
Stock options and warrants	684,644	387,077	626,683	566,661

Denominator:
For diluted earnings per share —
Weighted-average shares and assumed conversions	16,643,580	16,466,669	16,578,393	16,631,308

For the periods ended June 30, 2001 and 2002, there were 1,083,786 and 1,054,783 employee stock options and warrants, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

8. COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss), which encompasses net income (loss) and currency translation adjustments, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

		(In thousands)
		(Unaudited)

Net income (loss)	$5,033	$1,990	$5,461	$(85,758)
Currency translation adjustments	2	95	—	95

Comprehensive income (loss)	$5,035	$2,085	$5,461	$(85,663)

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 will be effective for the Company as of January 1, 2003. The Company is considering the provisions of SFAS No. 143 and at present has not determined the impact of adopting SFAS No. 143.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002. All other provisions will be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that SFAS No. 145 will have a material effect on its results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company has not completed its analysis of the impact that SFAS No. 146 will have on its consolidated financial statements.

10. OPERATIONS HELD FOR SALE

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

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

11. COMMITMENTS AND CONTINGENCIES

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

The EPA notified the Company in 1999 that liquid waste received by its Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. The Company believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred in the event that this waste had to be delivered to a third party for processing and disposal. As of June 30, 2002, the reserve was further reassessed by management and approximately $0.3 million of this reserve remained accrued to process and dispose of the remaining waste. As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001. If the study is determined to be successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June 30, 2002, the balance of this reserve was $2.8 million, of which $0.3 million is classified as short-term and expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, the Company was notified by the EPA that D&H Holding Co., Inc., a company that was acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site. During the second quarter of 2002, the Company paid approximately $143,000 to state and federal authorities to reimburse them for costs incurred in remediating this site. Although the Company anticipates that in the future it will be required to contribute additional funds toward the cost of remediating the site, management does not believe that the Company’s share of these costs will be material. The Company has made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

The operations of the Innovative Services Group of the Company’s Commercial Wastewater Division are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company’s customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company’s documentation. During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to the Company’s customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon discussions with the ATF, the Company believes that the offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. The Company is currently engaging in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and the Company believes that satisfactory settlements can be reached with all of the other affected customers. After giving effect to the proposed settlement with the ATF and the on-going discussions with the Company’s customers, on June 30, 2002, management reassessed the reserve that was originally established for this matter in December 2000. As of June 30, 2002, the total reserve remaining was $0.5 million. Management believes that this reserve is sufficient.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in the Company’s March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company’s Detroit facility and the Company’s financial condition in the prospectus relating to the March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act.

In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act and instructed the plaintiffs to submit an amended class definition for such claim. The Company

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

anticipates that an order will be entered shortly defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to the Company’s March 1999 stock offering. The lawsuit is currently set for trial on April 14, 2003.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the Company’s estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

Company from state insurance guarantee funds. As of June 30, 2002, the balance of this reserve was $3.5 million. Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

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

12. CREDIT FACILITIES

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

During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that the Company may make, and waive the Company’s non-compliance with and modify the terms of certain of the financial covenants. The Company also agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003. Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sales of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of the credit facility significantly limit the Company’s ability to enter into leases or new debts outside the facility. At all times, the Company is required to maintain its debt balance at or below 3.25 times its adjusted EBITDA, as defined in the credit agreement, for the prior twelve month period. On October 1, 2002, this limitation will be reduced to 3.00 times adjusted EBITDA, as defined in the credit agreement.

On July 18, 2002, the terms of the credit facility were further amended to, among other things, permit the acquisition by the Company of certain assets of Trinity Storage Services, L.P. As a result of this amendment, the limitation on the Company’s annual capital expenditures was reduced to $10 million and the limitation on the Company’s annual rent expenses was increased. Furthermore, on August 8, 2002, the terms of the credit facility were amended to increase the limitation on the value of assets that the Company may have in place at its facility in Bartow, Florida. As of June 30, 2002, the Company had exceeded the prior limitation, and the August 8th amendment remedied this violation.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The outstanding balance of the credit facility was classified as long-term as of March 31, 2002. However, because the credit facility matures on April 15, 2003, the Company classified the outstanding balance of the facility as a current liability as of April 15, 2002. Prior to the maturity of the credit facility on April 15, 2003, the Company must either extend the term of the credit facility or obtain an alternative source of financing. However, there can be no assurance that the Company will be able to obtain such an extension or alternative financing when required.

Availability under the credit facility is tied to the Company’s cash flows and liquidity. The debt outstanding under the credit facility may be accelerated upon a change in control of the Company or the departure of Michael P. Lawlor without a suitable replacement.

On July 31, 2002, Earl J. Blackwell, the Company’s Senior Vice President and Chief Financial Officer, terminated his employment with the Company. The Company has commenced a search for Mr. Blackwell’s replacement. The debt outstanding under the credit facility may be accelerated if the Company does not hire a new chief financial officer that is reasonably satisfactory to the lenders by September 30, 2002. The Company believes that a new chief financial officer can be hired within this time frame or, if necessary, that the lenders will agree to extend the deadline. However, there can be no assurance that the Company will be successful in meeting this deadline or, if necessary, in convincing the lenders to extend the deadline.

Interest on the outstanding balance is due monthly. Advances currently bear interest, at the Company’s option, at the prime rate plus 3.5% or the London Interbank Offered Rate plus 4.5%. Both of these margins are scheduled to increase by 0.50% on October 1, 2002. As of June 30, 2002, amounts outstanding under the credit facility were accruing interest at approximately 10.1% per year. The Company has agreed to pay a commitment fee of 0.50% on the unused portion of the facility. As of June 30, 2002, the unused portion of the facility was $12.6 million, all of which was available.

During 1999, the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest at 8.5% per year.

13. SEGMENT INFORMATION

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

The following is a summary of key business segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)

Revenue —
Commercial Wastewater	$39,228	$27,801	$75,197	$54,279
Industrial Wastewater	16,081	16,250	31,565	30,141
Oilfield Waste	6,749	5,754	13,346	11,164

Total	$62,058	$49,805	$120,108	$95,584

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)

Income before provision for income taxes —
Commercial Wastewater	$3,214	$2,030	$4,839	$1,773
Industrial Wastewater	7,943	2,105	7,896	2,112
Oilfield Waste	3,877	3,933	7,467	6,899
Corporate	(5,276)	(4,450)	(9,667)	(8,110)

Total	$9,758	$3,618	$10,535	$2,674

Depreciation and amortization expense —
Commercial Wastewater	$2,386	$1,942	$4,693	$4,228
Industrial Wastewater	1,153	726	2,340	1,456
Oilfield Waste	584	639	1,169	1,197
Corporate	216	336	426	652

Total	$4,339	$3,643	$8,628	$7,533

Capital expenditures —
Commercial Wastewater	$701	$1,098	$1,227	$1,384
Industrial Wastewater	120	327	397	453
Oilfield Waste	399	678	803	1,088
Corporate	422	201	596	510

Total	$1,642	$2,304	$3,023	$3,435

	December 31,	June 30,
	2001	2002

	(In thousands)
		(Unaudited)

Identifiable assets —
Commercial Wastewater	$170,336	$111,381
Industrial Wastewater	113,023	71,374
Oilfield Waste	36,999	36,675
Corporate	518	3,208

Total	$320,876	$222,638

Aside from regular operations discussed in detail in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, the single most significant item affecting comparability between the segment data was the receipt in April 2001 of $7.5 million in connection with the Company’s settlement agreement with National Steel (see Note 3). This payment was recorded as income to our Industrial Wastewater Division.

Assets decreased significantly as a result of SFAS No. 142 (see Note 4 for breakout between segments).

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

The Commercial Wastewater Division generated $27.8 million, or 55.8%, of our revenues for the quarter ended June 30, 2002. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Historically, some of our by-product sales have involved the brokering of industrial and fuel grade ethanol produced by third parties. However, because these brokerage activities were a very low margin producer, beginning in January 2001, we began curtailing these brokerage activities and by December 31, 2001 we had essentially exited the ethanol brokerage business. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

The Industrial Wastewater Division generated $16.2 million, or 32.6%, of our revenues for the quarter ended June 30, 2002. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $5.8 million, or 11.6%, of our revenues for the quarter ended June 30, 2002. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

Since the organization of the Company, Newpark Resources, Inc. has been the largest customer of the Oilfield Waste Division. As previously reported, Newpark elected not to exercise its option to extend the term of its disposal agreement with the Company and, therefore, the disposal agreement terminated on July 1, 2002. As part of the termination of this disposal agreement, our agreement not to compete with Newpark in the Gulf Coast and inland waters markets was also terminated. Although certain of our landfarms hold the permits necessary to accept oilfield waste generated offshore and/or in inland waters of the Gulf Coast region, in order to more effectively compete with Newpark and other industry participants for such waste, we have agreed to purchase from Trinity Storage Services L.P. (“Trinity”) seven oilfield waste transfer stations located along the Gulf Coast of Louisiana and Texas. These transfer stations, which in the last twelve months generated revenues for Trinity of approximately $10 million (unaudited), will provide collection points for the receipt of offshore oilfield waste from all of the major Gulf Coast markets. The estimated purchase price for the transfer stations is $3.0 million. The transaction, which is subject to normal closing conditions, is expected to close during the third quarter of 2002.

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

Depreciation and amortization expenses relate to our landfarms and other depreciable or amortizable assets. These assets are expensed over periods ranging from three to 39 years. For operations previously classified as held for sale, we suspended depreciation and adjusted amortization on the underlying assets.

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

Revenue Recognition. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition,” we recognize revenue from processing services when material is unloaded at one of our facilities, if delivered by the customer, or at the time of waste acceptance at the customer’s facility, if we collect the materials from the customer’s location. We recognize revenue at the time our facility accepts the waste because the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to us. By-product sales are recognized when the by-product is shipped to the buyer.

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

Since revenue has been recognized at the time of waste acceptance, we accrue the associated future expenses into a processing reserve to establish a proper matching of revenues and all associated expenses. Since the facilities have been operated the same way for several years, we know what the treatment process costs us on a per unit basis. Thus, for every unit of waste that is offloaded into the facility, we accrue an amount to reflect the processing costs to be incurred subsequent to the initial processing associated with that unit. As the treatment process concludes, we will apply those actual costs incurred against the processing reserve.

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

Goodwill Impairment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market multiples and market capitalization. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the first fiscal quarter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired. Any related losses will be recognized in earnings when incurred. The statements were effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and will be effective for any business combinations completed after June 30, 2001. In connection with the adoption of SFAS No. 142 on January 1, 2002, we recorded an impairment of $87.2 million, net of tax of $3.8 million.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002. All other provisions will be effective for financial statements issued on or after May 15, 2002, with early application encouraged. We do not believe that SFAS No. 145 will have a material effect on our results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We have not completed our analysis of the impact that SFAS No. 146 will have on our consolidated financial statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUES. Revenues for the quarter ended June 30, 2002 decreased $12.3 million, or 19.7%, from $62.1 million for the quarter ended June 30, 2001 to $49.8 million for the quarter ended June 30, 2002. The Commercial Wastewater Division contributed $39.2 million, or 63.2%, of second quarter 2001 revenues and $27.8 million, or 55.8%, of second quarter 2002 revenues. Collection and processing fees generated $32.7 million, or 83.4%, and $23.5 million, or 84.5%, of the Commercial Wastewater Division’s revenues for the second quarters of 2001 and 2002, respectively. This decrease reflects the sales of certain operations in the Northeast during the third quarter of 2001, a continued decline in asbestos work in San Antonio and our biosolids business in New York, and the elimination of several unprofitable contracts. In addition, the second quarter of 2001 benefitted from a significant beverage recall project at our Innovative Services Group. By-product sales generated the remaining $6.5 million, or 16.6%, and $4.3 million, or 15.5%, of the Commercial Wastewater Division’s revenues for the second quarters of 2001 and 2002, respectively. By-product sales decreased due to decreased volumes of waste processed and our decision to exit the brokered ethanol business.

The Industrial Wastewater Division contributed $16.1 million, or 25.9%, of second quarter 2001 revenues and $16.2 million, or 32.6%, of second quarter 2002 revenues. The Industrial Wastewater Division’s revenues increased $0.2 million, or 1.1%. Improved performance at our Detroit, Tampa and Waste Research facilities was offset by the loss of several contracts at our Romic California facility. Collection and processing fees generated $14.5 million, or 90.1%, and $14.8 million, or 91.4%, of the Industrial Wastewater Division’s revenues for the second quarters of 2001 and 2002, respectively. By-product sales generated the remaining $1.6 million, or 9.9%, and $1.4 million, or 8.6%, of the Industrial Wastewater Division’s revenues for the second quarters of 2001 and 2002, respectively.

The Oilfield Waste Division contributed $6.8 million, or 10.9%, of second quarter 2001 revenues and $5.8 million, or 11.6%, of second quarter 2002 revenues. The Oilfield Waste Division’s revenues decreased approximately $1.0 million, or 14.7%, due primarily to a decline of approximately 30% in the Louisiana land based rig count.

OPERATING EXPENSES. Operating expenses decreased $12.4 million, or 27.3%, from $45.3 million for the quarter ended June 30, 2001 to $33.0 million for the quarter ended June 30, 2002. As a percentage of revenues, operating expenses decreased from 73.1% in the second quarter of 2001 to 66.2% in the second quarter of 2002. This decrease was due in part to operating improvements implemented at our Texas and Detroit facilities. In addition, the Oilfield Waste Division’s margins continued to be strong as a result of our disposal agreement with Newpark Resources. The reversal of a portion of a closure reserve for our Canadian facility and the reversal of a portion of our self-insured medical expense accrual also contributed to this decrease. These benefits were offset in part by increased labor and disposal costs at our Parallel Kentucky facility, as well as charges for additional federal excise tax (“FET”) refund claims asserted by customers of our Parallel facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $700,000, or 16.0%, from $4.3 million for the quarter ended June 30, 2001 to $3.6 million for the quarter ended June 30, 2002. This decrease is primarily attributable to the discontinued recognition of goodwill amortization in accordance with SFAS No. 142. This decrease was partially offset, however, by the resumed recognition of depreciation expense on those operations previously classified as held for sale which are now incorporated back into our core business. As a percentage of revenues, depreciation and amortization expenses increased from 7.0% in the second quarter of 2001 to 7.3% in the second quarter of 2002 as a result of decreased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased approximately $250,000, or 3.7%, from $6.9 million for the quarter ended June 30, 2001 to $6.6 million for the quarter ended June 30, 2002. This decrease was attributable primarily to decreased legal fees. As a percentage of revenues, selling, general and administrative expenses were 11.1% for the second quarter of 2001 and 13.3% for the second quarter of 2002 as a result of decreased revenues.

SPECIAL CHARGE (INCOME), net. Special charge (income), net increased $7.4 million, or 109.8%, from income of $6.8 million for the quarter ended June 30, 2001 to a charge of $0.7 million for the quarter ended June 30, 2002. During 2000, we filed suit against National Steel Corporation for not properly identifying PCB contaminated materials as required by law when delivered to our Detroit facility. In filing the suit, we were seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure. In April 2001, we entered into a settlement agreement with National Steel and as part of the settlement agreement, they paid $7.5 million to us. This income was offset by a special charge of $0.7 million which was taken to provide for the additional loss on the sale of a part of our Northeast operations.

In 2002, in connection with special charges recorded in December 2000, an accrual was made to cover the cost of disposing of certain waste located at our Re-Claim facility in Houston, Texas. The disposal of this waste did not begin until the second quarter of 2002, at which time it was determined that a portion of the waste required incineration, thus making the disposal of the waste more costly. As of June 30, 2002, we recorded a special charge of $0.7 million to cover these additional disposal costs.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $200,000, or 8.3%, from $2.5 million for the quarter ended June 30, 2001 to $2.3 million for the quarter ended June 30, 2002. This decrease resulted primarily from reduced borrowings under our revolving credit facility and lower interest rates.

INCOME TAXES. The provision for income taxes decreased $3.1 million, or 65.5%, from $4.7 million for the quarter ended June 30, 2001 to $1.6 million for the quarter ended June 30, 2002 as a result of decreased taxable income. The effective income tax rate for the period ended June 30, 2001 was 48.4% compared to 45.0% for the period ended June 30, 2002. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

SIX MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUES. Revenues for the six month period ended June 30, 2002 decreased $24.5 million, or 20.4%, from $120.1 million for the six month period ended June 30, 2001 to $95.6 million for the six month period ended June 30, 2002. The Commercial Wastewater Division contributed $75.2 million, or 62.6%, of revenues for the six months ended June 30, 2001 and $54.3 million, or 56.8%, of revenues for the six months ended June 30, 2002. Collection and processing fees generated $60.0 million, or 79.8%, and $45.8 million, or 84.3%, of the Commercial Wastewater Division’s revenues for the six month periods ended June 30, 2001 and 2002, respectively. This decrease reflects the sales of certain operations in the Northeast during the third quarter of 2001, a continued decline in asbestos work in San Antonio and our biosolids business in New York, and the elimination of several unprofitable contracts. In addition, the first half of 2001 benefitted from a significant beverage recall project at our Innovative Services Group. By-product sales generated the remaining $15.2 million, or 20.2%, and $8.5 million, or 15.7%, of the Commercial Wastewater Division’s revenues for the 2001 and 2002 periods, respectively. This decrease in by-product sales was due primarily to our exit from the brokered ethanol business and decreased volumes of waste processed.

The Industrial Wastewater Division contributed $31.6 million, or 26.3%, of revenues for the six months ended June 30, 2001 and $30.1 million, or 31.5%, of revenues for the six months ended June 30, 2002. The Industrial Wastewater Division’s revenues decreased $1.4 million, or 4.5%, due primarily to the loss of several contracts at our Romic California facility, which losses offset improved performance at our Detroit, Tampa and Waste Research facilities. Collection and processing fees generated $28.5 million, or 90.2%, and $27.3 million, or 90.7%, of the Industrial Wastewater Division’s revenues for the six month periods ended June 30, 2001 and 2002, respectively. By-product sales generated the remaining $3.1 million, or 9.8%, and $2.8 million, or 9.3%, of the Industrial Wastewater Division’s revenues for the six month periods ended June 30, 2001 and 2002, respectively.

The Oilfield Waste Division contributed $13.3 million, or 11.1%, of revenues for the six months ended June 30, 2001 and $11.2 million, or 11.7%, of revenues for the six months ended June 30, 2002. The Oilfield Waste Division’s revenues decreased approximately $2.2 million, or 16.3%, due primarily to a decline of approximately 30% in the Louisiana land based rig count.

OPERATING EXPENSES. Operating expenses decreased $22.4 million, or 25.0%, from $89.6 million for the six months ended June 30, 2001 to $67.3 million for the six months ended June 30, 2002. As a percentage of revenues, operating expenses decreased from 74.6% for the six month period ended June 30, 2001 to 70.4% for the six month period ended June 30, 2002. This decrease was due in part to operating improvements implemented at our Texas and Detroit facilities. In addition, the Oilfield Waste Division’s margins continued to be strong as a result of our disposal agreement with Newpark Resources. The reversal of a portion of a closure reserve for our Canadian facility and the reversal of a portion of our self-insured medical expense accrual also attributed to this decrease. These benefits were offset in part by increased labor and disposal costs at our Parallel Kentucky facility, as well as charges for additional FET refund claims asserted by customers of our Parallel facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $ 1.1 million, or 12.7%, from $8.6 million for the six months ended June 30, 2001 to $7.5 million for the six months ended June 30, 2002. This decrease is primarily attributable to the discontinued recognition of goodwill amortization in accordance with SFAS No. 142. This decrease was partially offset, however, by the resumed recognition of depreciation expense on those operations previously classified as held for sale which are now incorporated back into our core business. As a percentage of revenues, depreciation and amortization expenses increased from 7.2% for the six month period ended June 30, 2001 to 7.9% for the six month period ended June 30, 2002 as a result of decreased revenues.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $730,000, or 5.7%, from $12.8 million for the six months ended June 30, 2001 to $13.6 million for the six months ended June 30, 2002. As a percentage of revenues, selling, general and administrative expenses were 10.7% for the six month period ended June 30, 2001 and 14.2% for the six month period ended June 30, 2002. This increase resulted primarily from severance costs incurred during the first quarter. In addition, while legal fees decreased quarter to quarter, legal fees for the six month period ended June 30, 2002 increased. An increase in bad debt expense for the six month period ended June 30, 2002 also contributed to the increase.

SPECIAL CHARGE (INCOME), net. Special charge (income), net increased $7.4 million, or 109.8%, from income of $6.8 million for the six months ended June 30, 2001 to a charge of $0.7 million for the six months ended June 30, 2002. During 2000, we filed suit against National Steel Corporation for not properly identifying PCB contaminated materials as required by law when delivered to our Detroit facility. In filing the suit, we were seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure. In April 2001, we entered into a settlement agreement with National Steel and as part of the settlement agreement, they paid $7.5 million to us. This income was offset by a special charge of $0.7 million which was taken to provide for the additional loss on the sale of a part of our Northeast operations.

In 2002, in connection with special charges recorded in December 2000, an accrual was made to cover the cost of disposing of certain waste located at our Re-Claim facility in Houston, Texas. The disposal of this waste did not begin until the second quarter of 2002, at which time it was determined that a portion of the waste required incineration, thus making the disposal of the waste more costly. As of June 30, 2002, we recorded a special charge of $0.7 million to cover these additional disposal costs.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $1.4 million, or 25.8%, from $5.3 million for the six month period ended June 30, 2001 to $3.9 million for the six month period ended June 30, 2002. This decrease resulted primarily from reduced borrowings under our revolving credit facility and lower interest rates.

INCOME TAXES. The provision for income taxes decreased $3.9 million, or 76.3%, from $5.1 million for the six month period ended June 30, 2001 to $1.2 million for the six month period ended June 30, 2002 as a result of decreased taxable income. The effective income tax rate for the six months ended June 30, 2001 was 48.2% compared to 45.0% for the six months ended June 30, 2002. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

  General

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. In addition, we are evaluating other sources of capital, including the sale of non-core operations, the issuance of additional equity and the reduction of planned capital expenditures. We expect that these collective sources of capital will be sufficient to fund continuing operations through March 2003; however, there can be no assurance that additional capital will not be required sooner for our ongoing operations.

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

  Operating Cash Flows

Cash flows from operations were $12.4 million and $5.2 million for the six months ended June 30, 2001 and 2002, respectively. Cash flows from operations for the six months ended June 30, 2001 benefitted substantially from the $7.5 million payment we received in April 2001 from National Steel as part of the settlement of our lawsuit against them. We had negative net working capital of $76.8 million at June 30, 2002, compared to net working capital of $6.6 million at December 31, 2001. This decrease in net working capital was due primarily to the classification of our credit facility as short-term. Excluding our credit facility, working capital would have been $6.2 million at June 30, 2002.

At June 30, 2002, we had a $4.7 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that all waste will be treated and the facilities closed appropriately. We have in place a total of $11.0 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities. As of June 30, 2002, we also had a $2.8 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. During the next twelve months, we expect to pay approximately $0.3 million of these remediation reserves.

Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurances in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We also maintain a collateral bond to secure our obligation to reimburse our insurance carrier for uninsured deductibles it pays under our employee group health plan. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for these types of financial assurances is tightening and there can be no assurance that we will be able to continue to obtain such financial assurances on commercially reasonable terms without providing increased collateral, which collateral may not be available. Continued availability of such financial assurances in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurances would have a material adverse effect on our business, results of operations and financial condition. Additionally, our continued access to casualty and pollution legal liability insurance with sufficient limits at acceptable terms is an important aspect of obtaining revenue-producing waste service contracts.

Operating cash flow will be a primary source of funding our capital budget in 2002. Any remaining amounts will be used to reduce outstanding debts.

  Investing Activities

Capital expenditures for our continuing operations during the six months ended June 30, 2002 were $3.4 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades. Capital expenditures for our continuing operations for the last two quarters of 2002 are estimated at approximately $6.6 million. Approximately $4.2 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant expansions. Approximately $1.6 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $0.7 million is budgeted for equipment, injection wells and excavation of disposal cells for the Oilfield Waste Division. The remaining $0.1 million will be used for software and computer upgrades at our corporate headquarters. In addition, we anticipate spending approximately $3.0 million in the third quarter of 2002 to acquire seven oilfield waste transfer stations from Trinity.

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

  Financing Activities

At June 30, 2002, approximately $84.8 million of principal payments on debt obligations were payable during the next twelve months. $83.0 million of these payments represent amounts due under our revolving credit facility, which we intend to refinance prior to April 2003. The remaining $1.8 million of principal payments due are expected to be funded from operating cash flows and, if necessary, from borrowings under our revolving credit facility.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. The credit facility, which matures on April 15, 2003, prohibits the payment of dividends and requires us to comply with certain affirmative, negative, subjective and financial covenants. Prior to the maturity of the credit facility on April 15, 2003, we must either extend the term of the credit facility or obtain an alternative source of financing.

As previously announced, during the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that we may make, and waive our noncompliance with and modify the terms of certain of our financial covenants. In addition, we agreed that the amount of the credit facility will be permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002 and will be further reduced by $4.6 million on December 31, 2002 and $2.1 million on March 31, 2003. Furthermore, the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of our credit facility significantly limit our ability to enter into leases or new debts outside the facility. At all times, we are required to maintain our debt balance at or below 3.25 times our adjusted EBITDA, as defined in the credit agreement, for the prior twelve month period. On October 1, 2002, this limitation will be reduced to 3.00 times our adjusted EBITDA, as defined in the credit agreement.

On July 18, 2002, the terms of the credit facility were further amended to, among other things, permit our acquisition of certain assets of Trinity Storage Services, L.P. As a result of this amendment, the limitation on our annual capital expenditures was reduced to $10 million and the limitation on our annual rent expenses was increased. Furthermore, on August 8, 2002, the terms of the credit facility were amended to increase the limitation on the value of assets that we may have in place at our facility in Bartow, Florida. As of June 30, 2002, we had exceeded the prior limitation, and the August 8th amendment remedied this violation.

As previously announced, Earl J. Blackwell, our Senior Vice President and Chief Financial Officer, terminated his employment effective as of July 31, 2002. Under the terms of the credit facility, the outstanding debt may be accelerated if we do not hire a new chief financial officer that is reasonably satisfactory to the lenders by September 30, 2002. We believe that a new chief financial officer can be hired within this time frame or, if necessary, that the lenders will agree to extend the deadline. However, there can be no assurance that we will be successful in meeting this deadline or, if necessary, in convincing the lenders to extend the deadline. The debt outstanding under the revolving credit facility may also be accelerated by the lenders if, among other things, a change in control of the Company occurs or Michael P. Lawlor is demoted or ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders.

At June 30, 2002, we had borrowed approximately $83.0 million under the credit facility. As of August 9, 2002, the balance of the credit facility had been increased to $84.0 million. Advances under the credit facility currently bear interest, at our option, at the prime rate plus 3.5% or London Interbank Offered Rate plus 4.5%. Both of these margins are scheduled to increase by 0.50% on October 1, 2002. As of June 30, 2002 and August 9, 2002, amounts outstanding under the credit facility were accruing interest at approximately 10.1% and 10.0% per year, respectively.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest.

  Contractual Obligations and Commercial Commitments

     Our future contractual obligations as of June 30, 2002 include:

	Payments Due by Period

	(In thousands)
	Less than	1-2	2-3	3-4	4-5
Contractual Obligations	1 year	years	years	years	years	Thereafter	Total

Debt and Capital Lease Obligations	$84,765	$1,208	$620	$430	$424	$995	$88,442
Operating Lease Obligations	$3,721	$2,987	$2,563	$2,133	$1,943	$8,972	$22,319
Closure and Remediation Reserves	$289	$383	$255	$102	$—	$6,534	$7,563

     Our other commercial commitments as of June 30, 2002 expire as follows:

	Amount of Commitment Expiration Per Period

	(In thousands)
Other Commercial	Less than	1-2	2-3	3-4	4-5
Commitments	1 year	years	years	years	years	Thereafter	Total

Standby Letters of Credit	$3,820	$—	$—	$—	$253	$—	$4,073
Performance Bonds	$13,444	$220	$—	$—	$—	$—	$13,664
Collateral Bond	$2,450	$—	$—	$—	$—	$—	$2,450

FORWARD LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•	the outcome of pending litigation and administrative proceedings involving the Company, including the on-going investigation of our Detroit facility and the securities class action lawsuit and stockholder derivative action filed shortly thereafter;

•	our ability to extend the term of our credit facility or obtain an alternative source of financing by April 2003;

•	possible defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	any increase in interest rates under our credit facility either as a result of increases in the prime or LIBOR rates or as a result of changes in our ratio of indebtedness to cash flows;

•	our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•	our ability to obtain performance bonds, letters of credit and other financial assurances required by our customers or regulatory authorities;

•	changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•	existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•	our ability to compete with Newpark Resources, Inc. and other industry participants for oilfield waste generated offshore or in inland waters in the Gulf Coast region;

•	potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•	possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our primary insurance carriers;

•	changes in the levels of exploration for and production of oil and gas, particularly in the Gulf Coast region;

•	possible changes in our estimates of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•	the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•	the effect of our operational and contractual modifications on the profitability on our Northeast, Waste Stream and Parallel operations;

•	future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•	the effects of general economic conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximates $88.3 million as of June 30, 2002.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of June 30, 2002, $83.0 million and $1.2 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of August 9, 2002, $84.0 million and $1.2 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of June 30, 2002 and August 9, 2002, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.1% and 10.0% per year, respectively, and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.5% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of June 30, 2002 would approximate 18 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $38,000 assuming the amount of debt outstanding remains constant.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

In May 1998, we acquired from Waste Management, Inc. substantially all of the assets of City Environmental, Inc. including, without limitation, a hazardous and nonhazardous waste treatment facility located in Detroit, Michigan. On August 25, 1999, the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) jointly executed a search warrant at this facility, seeking documentation relating to the facility’s receipt, processing and disposal of hazardous waste. According to the affidavit attached to the search warrant, the investigation was triggered by allegations that (i) the facility knowingly discharged untreated hazardous liquid waste into the Detroit sewer system in violation of city ordinances, the facility’s permit and the Clean Water Act, and (ii) without proper manifesting, the facility knowingly transported and disposed of hazardous waste at an unpermitted treatment facility in violation of the

Resource Conservation and Recovery Act of 1976. The affidavit alleged that these activities had been taking place since 1997, which was before we acquired the facility. The investigation is now under the direction of the U.S. Attorney’s Office in Detroit. We have cooperated with the EPA, the FBI and the U.S. Attorney throughout the investigation and, to date, no civil action or criminal indictment has been initiated against the Company or any individual. We are currently engaging in discussions with the U.S. Attorney concerning a possible settlement of this matter. Based upon discussions with the U.S. Attorney and other available information, during the fourth quarter of 2001, we recorded a $5.0 million reserve to cover amounts expected to be paid in connection with any such settlement. Management believes that this reserve is sufficient; however, there can be no assurance that we will be successful in negotiating a settlement with the U.S. Attorney or that the amounts to be paid in connection with any such settlement will not exceed $5.0 million. Failure to negotiate a settlement of this matter could result in the commencement of civil and/or criminal actions against the Company, either of which could have a material adverse effect on our business, results of operations and financial condition.

The EPA notified us in 1999 that liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. We believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred in the event that this waste had to be delivered to a third party for processing and disposal. As of June 30, 2002, the reserve was further reassessed by management and approximately $0.3 million of this reserve remained accrued to process and dispose of the remaining waste. As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001.

Prior to its acquisition by the Company in January 1999, Romic Environmental Technologies Corporation had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility has been completed by Romic and forwarded to the EPA. The EPA has authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. This study began during the first quarter of 2001. If the study is determined to be successful, the EPA may approve this method for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%. Based upon the information currently available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June 30, 2002, the balance of this reserve was $2.8 million, of which $0.3 million is classified as short-term and expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

In December 1999, we were notified by the EPA that D&H Holding Co., Inc., a company that was acquired in the fourth quarter of 1998, is a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to the Lenz Oil Services Superfund Site in DuPage County, Illinois. During the first quarter of 2001, the Company and a number of other potentially responsible parties entered into a consent decree allocating each party’s respective share of the cost of remediating this site. During the second quarter of 2002, we paid approximately $143,000 to state and federal authorities to reimburse them for costs incurred in remediating this site. Although we anticipate that in the future we will be required to contribute additional funds toward the cost of remediating the site, management does not believe that our share of these costs will be material. We have made demand upon the former stockholders of D&H Holding for indemnification against any costs that may be incurred in connection with the remediation of this site.

The operations of the Innovative Services Group of our Commercial Wastewater Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon discussions with the ATF, we believe that the offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. We are currently engaging in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and we believe that satisfactory settlements can be reached with all of the other affected customers. After giving effect to the proposed settlement with the ATF and the on-going discussions with our customers, on June 30, 2002, management reassessed the reserve that was originally established for this matter in December 2000. As of June 30, 2002, the total reserve remaining was $0.5 million. Management believes that this reserve is sufficient.

Litigation

During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company’s financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act.

In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act and instructed the plaintiffs to submit an amended class definition for such claim. We anticipate that an order will be entered shortly defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to our March 1999 stock offering. The lawsuit is currently set for trial on April 14, 2003.

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

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and our subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. As of June 30, 2002, the balance of this reserve was $3.5 million. Management believes that this reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 14, 2002, the annual meeting of stockholders of the Company was held in Houston, Texas. The items of business considered at the annual meeting were as follows:

(1)	the election of William M. DeArman and John N. Hatsopoulos to serve as directors of the Company for a term of three years; and

(2)	the ratification of the selection of Arthur Andersen LLP as the Company’s independent accountants for 2002.

At the annual meeting, 13,456,915 shares were voted FOR the election of Mr. DeArman and 509,370 shares were WITHHELD; and 12,450,155 shares were voted FOR the election of Mr. Hatsopoulos and 1,516,130 shares were WITHHELD. 12,925,742 shares were voted FOR the ratification of the selection of Arthur Andersen LLP as the Company’s independent accountants for 2002, 1,036,943 shares were voted AGAINST, and 3,600 shares ABSTAINED.

Prior to the annual meeting, North Star Partners, L.P. advised the Company that it intended to attend the annual meeting and present a stockholder proposal recommending that the Company be liquidated. North Star Partners did not appear at the annual meeting and, therefore, its proposal was not properly presented for consideration by the stockholders of the Company. Based upon the proxies received by the Company, had the North Star Partners proposal been properly presented, the vote on the proposal would have been 8,033,740 shares voted AGAINST the proposal, 2,290,516 shares voted FOR the proposal and 146,911 shares ABSTAINED.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2	Third Amended and Restated Bylaws of U S Liquids Inc.

4.13	Ninth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.14	Letter Agreement, dated August 8, 2002, between U S Liquids, various financial institutions and Bank of America National Trust and Savings Association, as Agent.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On June 14, 2002, we filed a report on Form 8-K announcing a change in our independent public accountants.

On July 24, 2002, we filed a report on Form 8-K announcing we have agreed to purchase seven oilfield waste transfer stations from Trinity Storage Services L.P.

On August 1, 2002, we filed a report on Form 8-K announcing that Earl J. Blackwell had terminated his employment with the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U S LIQUIDS INC.

Date: August 13, 2002	/s/ Michael P. Lawlor Michael P. Lawlor, Chairman and Chief Executive Officer

Date: August 13, 2002	/s/ Harry O. Nicodemus IV Harry O. Nicodemus IV, Vice President and Chief Accounting Officer

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

3.2	Third Amended and Restated Bylaws of U S Liquids Inc.

4.13	Ninth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.14	Letter Agreement, dated August 8, 2002, between U S Liquids, various financial institutions and Bank of America National Trust and Savings Association, as Agent.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.