Form 10-Q
period 2002-09-30
U S LIQUIDS INC
filed 2002-11-18
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 001-13259

U S LIQUIDS INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0519797 (I.R.S. Employer Identification Number)

411 N. Sam Houston Parkway East, Suite 400
Houston, Texas 77060-3545
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

Common Stock, $0.01 par value
16,095,222 shares as of November 11, 2002

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
SIGNATURES
CERTIFICATION
Exhibit Index
Letter Agreement dated 10/4/2002
10th Amend. to 2nd Amended Credit Agreement
General Release, Severance & Settlement Agmt.
Term Sheet for Employment - William M. DeArman
Term Sheet for Employment - Cary M. Grossman
Asset Purchase Agreement dated 11/1/2002
Transition Services Agreement
License Agreement
Purchase & Sale of Assets Agreement
Certification of Principal Executive Officer
Certification of Principal Financial Officer

U S LIQUIDS INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002
INDEX

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U S LIQUIDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
	2001	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,498	$7,247
Accounts receivable, less allowances of $1,092 and $852, respectively	38,139	34,607
Inventories	2,485	2,774
Prepaid expenses and other current assets	8,648	8,812

Total current assets	50,770	53,440
PROPERTY, PLANT AND EQUIPMENT, net	109,838	103,617
GOODWILL, net	156,058	14,005
OTHER ASSETS, net	4,210	4,383

Total assets	$320,876	$175,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$2,891	$88,496
Accounts payable	14,253	16,118
Accrued expenses and other current liabilities	26,984	23,192

Total current liabilities	44,128	127,806
LONG-TERM OBLIGATIONS, net of current maturities	89,137	3,021
PROCESSING RESERVES, net of current	4,702	3,180
CLOSURE AND REMEDIATION RESERVES, net of current	9,848	6,884
OTHER LONG-TERM LIABILITIES	1,094	2,039
DEFERRED INCOME TAXES	3,514	—

Total liabilities	152,423	142,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,031,815 and 16,095,222 shares issued and outstanding, respectively	160	161
Additional paid-in capital	177,134	177,166
Retained deficit	(8,818)	(144,823)
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	(23)	11

Total stockholders’ equity	168,453	32,515

Total liabilities and stockholders’ equity	$320,876	$175,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2001	2002	2001	2002

REVENUES	$58,438	$48,368	$178,546	$143,952
OPERATING EXPENSES	41,682	36,914	131,299	104,166

GROSS MARGIN	16,756	11,454	47,247	39,786
DEPRECIATION AND AMORTIZATION	4,463	3,507	13,091	11,040
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,877	6,859	19,710	20,423
GOODWILL IMPAIRMENT	—	51,050	—	51,050
SPECIAL INCOME, net	(2,988)	(1,840)	(9,747)	(1,178)

INCOME (LOSS) FROM OPERATIONS	8,404	(48,122)	24,193	(41,549)
INTEREST EXPENSE, net	2,169	2,245	7,638	6,151
OTHER INCOME, net	(18)	(1)	(233)	(8)

INCOME (LOSS) BEFORE INCOME TAXES	6,253	(50,366)	16,788	(47,692)
PROVISION (BENEFIT) FOR INCOME TAXES	2,814	(3,893)	7,888	(2,690)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	3,774	—	91,003

NET INCOME (LOSS)	$3,439	$(50,247)	$8,900	$(136,005)

BASIC EARNINGS (LOSS) PER COMMON SHARE:

BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.21	$(2.89)	$0.56	$(2.80)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(0.23)	$—	$(5.66)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.21	$(3.12)	$0.56	$(8.46)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.20	$(2.89)	$0.53	$(2.80)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$—	$(0.23)	$—	$(5.66)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.20	$(3.12)	$0.53	$(8.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,021	16,091	15,975	16,074

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,851	16,091	16,688	16,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
(UNAUDITED)

	NINE MONTHS
	ENDED SEPTEMBER 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,900	$(136,005)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounting principle	—	91,003
Goodwill impairment	—	51,050
Depreciation and amortization	13,091	11,040
Net (gain) loss on sale of property, plant, and equipment	(76)	22
Changes in operating assets and liabilities:
Accounts receivable, net	(1,650)	3,573
Inventories	(144)	(289)
Prepaid expenses and other current assets	(2,970)	(2,705)
Other assets	(779)	(502)
Accounts payable, accrued expenses and other current liabilities	(7,167)	(1,964)
Other long-term liabilities	(1,456)	946
Closure, remediation and processing reserves	(1,443)	(4,486)
Deferred income tax provision (benefit)	6,307	(994)
Operations held for sale, net	1,814	—

Net cash provided by operating activities	14,427	10,689

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(4,785)	(4,988)
Proceeds from sale of property, plant and equipment	987	450
Proceeds from sale of businesses	3,947	43
Cash paid for acquisitions, net of subsequent purchase adjustments	(64)	—

Net cash provided by (used in) investing activities	85	(4,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	6,860	7,319
Principal payments on long-term obligations	(22,681)	(7,830)
Proceeds from exercise of stock options and employee stock purchase plan	185	32

Net cash used in financing activities	(15,636)	(479)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	—	34

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,124)	5,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,176	1,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,052	$7,247

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financial fees	$7,675	$7,850

Cash paid for income taxes	$247	$465

Cash received for income taxes	$260	$64

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

3.     CREDIT FACILITIES

At September 30, 2002, approximately $88.5 million of principal payments on debt obligations were payable during the next twelve months. $87.0 million of these payments represent amounts due under the Company’s revolving credit facility, which the Company intends to extend or refinance prior to April 2003. The remaining $1.5 million of principal payments due are expected to be funded from operating cash flows and, if necessary, from borrowings under the revolving credit facility.

The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of the Company’s assets. The credit facility, which matures on April 15, 2003, contains affirmative, negative and subjective covenants, requires the Company to comply with certain financial covenants and obtain the lenders’ consent before making any acquisitions or dispositions of assets, and prohibits the payment of cash dividends. Prior to the maturity of the credit facility on April 15, 2003, the Company must either extend the term of the credit facility or obtain an alternative source of financing. Because of the Company’s recent performance and conditions in the credit markets, it is likely that it will need to seek an extension of the existing credit facility. However, there can be no assurance that the Company will be successful in either extending the term of the facility or obtaining alternative financing.

During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that the Company makes, and waive its noncompliance with and modify the terms of certain financial covenants. In addition, the amount of the credit facility was permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002, and is required to be further reduced by $4.6 million on December 31, 2002 and by $2.1 million on March 31, 2003. Furthermore, the amendments provided that the amount of the credit facility will be permanently reduced by an amount equal to one

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of the credit facility significantly limit the Company’s ability to enter into leases or obtain additional debt outside of the facility.

During 1999, the Company had a $10.0 million credit facility with BankBoston, N.A. under which it was able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time the Company had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest.

Outlook

The Company’s recent performance has caused it to violate various financial covenants of its credit agreement. Although the Company’s lenders have been issuing short-term waivers and amendments addressing these violations, the Company expects to again be out of compliance with certain financial covenants, pending another amendment of its line of credit, at December 31, 2002.

Between July 18, 2002 and November 12, 2002, the terms of the credit facility were further amended to, among other things, limit the amount of additional borrowings under the facility to $1.0 million, require that $1.2 million of the insurance proceeds received during the third quarter of 2002 be paid to the lenders and applied against the debt reduction required to be made on December 31, 2002, require the engagement of a financial advisor acceptable to the lenders, permit the sale of the Company’s Texas businesses in the Commercial Wastewater Division, permit the use of a portion of the Texas sales proceeds to complete the acquisition of certain assets of Trinity Storage Services, L.P., and waive the Company’s non-compliance with and modify the terms of certain of the financial covenants. The amendments also eliminated the Company’s ability to borrow funds at LIBOR, which is expected to increase interest expense by approximately $100,000 per month. The amendments to the financial covenants reduced the limitation on the Company’s annual capital expenditures, increased the limitation on its annual rent expenses, require that it maintain an accounts receivable coverage ratio of not less than 0.32:1 and adjusted the debt to adjusted EBITDA ratio for the prior twelve-month period required to be met at the end of each quarter. The Company maintained its debt balance below the required 3.70 times adjusted EBITDA for the twelve-month period ended September 30, 2002. The Company’s actual debt balance on September 30, 2002 was 3.50 times adjusted EBITDA for the prior twelve-month period. On December 31, 2002, this limitation will be reduced to 3.00 times adjusted EBITDA, as defined in the credit agreement. The Company does not expect to be able to meet this debt limitation. In that event, the Company will have to obtain an additional waiver or amendment from the lenders prior to year-end. There can be no assurance that the Company will be able to obtain an additional waiver or amendment from the lenders in the event of default.

The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or John P. Miklich or Cary M. Grossman ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through December 31, 2002 an event of default arising from the resignation of Michael P. Lawlor. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer (“CEO”). The Company’s Board of Directors has requested that Mr. DeArman become permanent CEO and he has agreed. The Company plans to request that the lenders accept Mr. DeArman as a satisfactory replacement for Mr. Lawlor. There can be no assurance that Mr. DeArman’s appointment will be approved by the lenders.

To address the factors that have caused the violations of the Company’s credit agreement, the Board of Directors and Company management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by the Company’s lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold the Texas businesses, and used a substantial portion of the proceeds to reduce outstanding debt; and

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of the contract with Newpark Resources, Inc.

Management is also:

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	exploring other opportunities for financing.

Management is working aggressively on the above matters and is continuing to explore opportunities for further improvement.

At September 30, 2002, the Company had borrowed approximately $87.0 million under the credit facility. As of November 11, 2002, the balance of the credit facility had been reduced to $76.8 million by using the proceeds from the sale of the Company’s Texas businesses and insurance proceeds received on a claim related to the temporary closure of its Detroit facility in 1999. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of September 30, 2002 and November 11, 2002, amounts outstanding under the credit facility were accruing interest at approximately 12.5% and 13.0% per year, respectively.

Despite these actions, it is still unlikely that the Company will be in compliance at December 31, 2002 with the funded debt to adjusted EBITDA ratio. The Company intends to seek a waiver to this covenant prior to year-end. However, there can be no assurance that such a waiver or amendment will be obtained. Additionally, based on discussions with its lenders, the Company believes that any extension of the line of credit past the April 15, 2003 maturity date will require improvements in its operations and is unlikely to be granted until late March or early April 2003, if at all. Management is exploring other alternatives for financing; however, those options are highly uncertain.

4.     SPECIAL ITEMS

2001 Special Income, Net

During 2000, the Company filed suit against National Steel Corporation for failing to properly identify PCB contaminated materials as required by law when delivered to the Company’s Detroit facility. In filing the suit, the Company was seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure. In April 2001, the Company entered into a settlement agreement with National Steel. As a part of the settlement agreement, in April 2001, National Steel paid $7.5 million to the Company.

In addition to filing suit against National Steel, the Company also submitted a claim under its property damage insurance policy for losses incurred as a result of the temporary closing of the Detroit facility in August 1999. During the third quarter of 2001, the Company agreed to accept $3.75 million in complete satisfaction of its claim under this policy. These funds were received by the Company in August 2001.

During the fourth quarter of 2000, the Company recorded special charges relating primarily to decisions to dispose of or suspend certain of its non-core operations. Effective July 31, 2001, part of the Company’s Northeast operations was sold. An additional loss of $0.7 million was provided for this sale at June 30, 2001 based on the information available. In August and September 2001, additional portions of the Northeast operations were sold and losses of $0.8 million were recognized as a result of these sales.

2002 Special Income, Net

In connection with special charges recorded in the fourth quarter of 2000, an accrual was made to cover the cost of disposing of certain waste located at the Company’s Re-Claim facility in Houston, Texas. The disposal of this waste did not begin until the second quarter of 2002, at which time it was determined that a portion of the waste required incineration, thus making the disposal of the waste more costly. During the second quarter of 2002, the Company recorded a special charge of $0.7 million to cover these additional disposal costs. During

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

the third quarter of 2002, management reassessed the reserve and determined an additional $0.3 million was required to process all remaining waste.

In addition to the claim filed and insurance proceeds received as discussed above, the Company submitted a claim with another insurance company for losses incurred as a result of the temporary closing of the Detroit facility. During the third quarter of 2002, the Company agreed to accept $2.4 million in complete satisfaction of its claim under this policy. $2.15 million of this amount was paid directly to the Company in September 2002 and the remainder was paid to the attorneys representing the Company in this matter.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $14.0 million of goodwill at September 30, 2002 is no longer subject to amortization. Goodwill amortization for the three and nine month periods ended September 30, 2002 would have otherwise been approximately $1.1 million and $3.4 million, respectively. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made by the Company using the estimated future undiscounted cash flows compared to the assets carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first fiscal quarter.

Based on the initial impairment tests, the Company recognized a charge in the first quarter of 2002 of $87.2 million to reduce the carrying values of goodwill of the reporting units to their implied fair values. This first quarter charge was net of a $3.8 million tax benefit. However, as a result of the impairment recognized during the third quarter of 2002, as discussed below, the tax benefit of $3.8 million was reversed. Thus, the net charge related to the first quarter impairment was $91.0 million ($5.66 per share, on a year to date basis). During the third quarter of 2002, the Company determined that impairment indicators existed and performed another impairment test on existing goodwill. These additional impairment indicators included the departure of the Company’s CEO, the significant drop in the Company’s stock price and the downward revision of its revenues and earnings guidance, resulting in a failure to maintain compliance with certain of the financial covenants contained in the Company’s credit facility. As a result of this test, the Company recorded a charge in the third quarter of 2002 of $51.0 million ($3.18 per share, on a year to date basis). Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. The impairment adjustment recognized in the third quarter of 2002 was recognized as an operating expense.

The carrying amount of goodwill attributable to each reportable segment with goodwill balances and charges therein follows (in thousands, unaudited):

		Initial	Third Quarter
	December 31,	Impairment	Impairment	September 30,
	2001	Adjustment	Adjustment	2002

Commercial Wastewater	$88,251	$51,864	$30,484	$5,903
Industrial Wastewater	66,040	39,139	20,566	6,335
Oilfield Waste	1,767	—	—	1,767

Total	$156,058	$91,003	$51,050	$14,005

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

The unaudited results of operations presented below for the three and nine months ended September 30, 2002 and adjusted results of operations for the three and nine months ended September 30, 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Net income (loss)	$3,439	$(50,247)	$8,900	$(136,005)
Add: Cumulative effect of change in accounting principle, net of tax	—	3,774	—	91,003
Add: Goodwill amortization, net of tax	620	—	1,879	—

Adjusted net income (loss)	$4,059	$(46,473)	$10,779	$(45,002)

Basic earnings (loss) per share:
Reported net income (loss)	$0.21	$(3.12)	$0.56	$(8.46)
Cumulative effect of change in accounting principle, net of tax	—	0.23	—	5.66
Goodwill amortization, net of tax	0.04	—	0.11	—

Adjusted net income (loss)	$0.25	$(2.89)	$0.67	$(2.80)

Diluted earnings (loss) per share:
Reported net income (loss)	$0.20	$(3.12)	$0.53	$(8.46)
Cumulative effect of change in accounting principle, net of tax	—	0.23	—	5.66
Goodwill amortization, net of tax	0.04	—	0.12	—

Adjusted net income (loss)	$0.24	$(2.89)	$0.65	$(2.80)

6.     INVENTORIES

Inventories are stated at the lower of cost or market and, at December 31, 2001 and September 30, 2002, consisted of processed by-products of $1.1 million and $0.8 million, respectively, and unprocessed by-products of $1.4 million and $2.0 million, respectively. Cost is determined using the first-in, first-out (FIFO) method.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

7.     DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations are presented as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Operating expenses	$2,927	$3,059	$8,603	$9,525
Selling, general and administrative expenses	274	379	828	1,160
Amortization expenses	1,262	69	3,660	355

Total depreciation and amortization expense	$4,463	$3,507	$13,091	$11,040

8.     EARNINGS PER SHARE

The weighted average number of shares used to compute basic and diluted earnings per share for the three and nine month periods ended September 30, 2001 and 2002, respectively, is illustrated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands, except share data)
	(Unaudited)
Numerator:
For basic and diluted earnings per share —
Net income (loss) available to common stockholders	$3,439	$(50,247)	$8,900	$(136,005)
Denominator:
For basic earnings per share —
Weighted-average shares	16,020,534	16,091,003	15,974,903	16,073,560
Effect of dilutive securities:
Stock options and warrants	830,131	—	712,611	—

Denominator:
For diluted earnings per share —
Weighted-average shares and assumed conversions	16,850,665	16,091,003	16,687,514	16,073,560

For the periods ended September 30, 2001 and 2002, there were 1,073,620 and 2,908,270 employee stock options and warrants, respectively, which were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the periods presented.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.     COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss), which encompasses net income (loss) and currency translation adjustments, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Net income (loss)	$3,439	$(50,247)	$8,900	$(136,005)
Currency translation adjustments	—	(61)	—	34

Comprehensive income (loss)	$3,439	$(50,308)	$8,900	$(135,971)

10.     NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 will be effective for the Company as of January 1, 2003. The Company is considering the provisions of SFAS No. 143 and at present has not determined the impact of adopting SFAS No. 143.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a material impact on the consolidated financial statements of the Company.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002. All other provisions will be effective for financial statements issued on or after May 15, 2002, with early application encouraged. The Company does not believe that SFAS No. 145 will have a material effect on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. The Company will apply the effects of this statement on a prospective basis.

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

12.     COMMITMENTS AND CONTINGENCIES

Regulatory Proceedings

In October 2002, U S Liquids of Detroit, Inc., a subsidiary of the Company, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of the Company’s Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Under the terms of the agreement, U S Liquids of Detroit agreed to enter a guilty plea to specified violations of the Resource Conservation and Recovery Act of 1976 and the Rivers and Harbors Act. The agreement requires, among other things, that the Company pay a $4.5 million penalty and contribute $1.0 million to certain community service organizations. These amounts will be paid over a five-year period. In addition, the agreement provides that the United States District Court for the Eastern District of Michigan will determine whether and to what extent interest must be paid on the deferred payments. During the fourth quarter of 2001, the Company took a charge of a $5.0 million to establish a reserve for this matter. Management believes this reserve is sufficient after considering the net present value of the total obligation. An additional charge may be required if interest is imposed by the court on the deferred payments.

The EPA notified the Company in 1999 that liquid waste received by its Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. The Company believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred in the event that this waste had to be delivered to a third party for processing and disposal. As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001. As of September 30, 2002, the Company had a remaining reserve of approximately $0.2 million for the estimated cost to process and dispose of the remaining waste.

The Company acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method would be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%, Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially complete at all three sites. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of September 30, 2002, the balance of this reserve was $2.8 million, of which $0.3 million is classified as short-term and is expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

The operations of the Innovative Services Group of the Company’s Commercial Wastewater Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Company’s facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company’s customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company’s documentation. During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to the Company’s customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon discussions with the ATF, the Company believes that the offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. The Company is currently engaged in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and the Company believes that satisfactory settlements can be reached with all of the other affected customers. Based upon the information available, the Company has continued to maintain a reserve for this matter. As of September 30, 2002, the total reserve remaining was $0.5 million. Management believes that this reserve is sufficient.

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

In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

or otherwise acquired Company common stock pursuant or traceable to the Company’s March 1999 stock offering. The lawsuit is currently set for trial on April 14, 2003; however, further proceedings and discovery in the lawsuit have been suspended pending the resolution of the Company’s dispute with its insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs.

In addition, one stockholder of the Company has filed a lawsuit against certain former and current officers and directors of the Company in connection with the operation of the Company’s Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss. This lawsuit is currently set for trial in February 2003.

On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in the Company’s common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement was achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. The Company has denied that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement. This lawsuit is currently set for trial on July 14, 2003.

During the third quarter of 2002, the Company settled the claims asserted against it by Keith Betts, Betts Pump and Betts Environmental, Inc. The cost of the settlement was not material to the operating results of the Company.

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the Company’s estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. As of September 30, 2002, the balance of this reserve was $3.5 million. Certain of these claims have been resolved and the Company has made payments totaling $0.5 million in October 2002. The Company has committed to making additional payments of $1.0 million during 2003 and $0.7 million in 2004. After considering the known payments at this time, management believes that the reserve is sufficient to satisfy the Company’s obligations with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

In February 1998, the Company entered into an employment agreement with its former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with the Company alleging that the Company breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer of the Company. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against the Company seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. The Company denies that it has any liability to Mr. Blackwell.

On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against the Company and certain of its current and former officers. Mr. Rosen alleges, among other things, that the Company breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain subsidiaries of the Company and because he refused to certify, for the Company's internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. The Company denies that it has any liability to Mr. Rosen.

The Company’s business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, the Company has become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens’ groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which the Company operates or is seeking to operate, or laws or regulations to which its operations are subject or are the result of different interpretations of applicable requirements. From time to time, the Company pays fines or penalties in governmental proceedings relating to its operations. The Company believes that these matters will not have a material adverse effect on its business or consolidated financial statements. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on the Company, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on the Company’s consolidated financial statements in one or more future periods. The Company intends to defend itself vigorously in all the above matters.

The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial statements.

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

The accounting policies of the segments are the same as those for the Company described in the summary of significant accounting policies set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as filed with the SEC. The following is a summary of key business segment information:

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

	(In thousands)
	(Unaudited)
Revenue —
Commercial Wastewater	$34,408	$29,095	$109,605	$83,375
Industrial Wastewater	16,805	15,177	48,370	45,317
Oilfield Waste	7,225	4,096	20,571	15,260

Total	$58,438	$48,368	$178,546	$143,952

Income (loss) before income taxes —
Commercial Wastewater	$1,292	$(27,038)	$6,131	$(25,265)
Industrial Wastewater	5,086	(17,026)	12,982	(14,914)
Oilfield Waste	4,228	1,513	11,695	8,412
Corporate	(4,353)	(7,815)	(14,020)	(15,925)

Total	$6,253	$(50,366)	$16,788	$(47,692)

Depreciation and amortization expense —
Commercial Wastewater	$2,321	$1,844	$7,014	$6,072
Industrial Wastewater	1,198	728	3,538	2,182
Oilfield Waste	732	602	1,901	1,800
Corporate	212	333	638	986

Total	$4,463	$3,507	$13,091	$11,040

Capital expenditures —
Commercial Wastewater	$878	$1,121	$2,104	$2,504
Industrial Wastewater	508	358	905	811
Oilfield Waste	22	30	826	1,119
Corporate	354	44	950	554

Total	$1,762	$1,553	$4,785	$4,988

	December 31,	September 30,
	2001	2002

	(In thousands)
		(Unaudited)
Identifiable assets —
Commercial Wastewater	$170,336	$80,671
Industrial Wastewater	113,023	49,511
Oilfield Waste	36,999	36,270
Corporate	518	8,993

Total	$320,876	$175,445

In addition to the regular operations discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, below, the following items should be noted in comparing the segment data set forth above:

•	Receipt in April 2001 of $7.5 million in connection with the Company’s settlement agreement with National Steel. This receipt was recorded as income to the Industrial Wastewater Division. See Note 4.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

•	Receipt in August 2001 of $3.75 million in connection with the Company’s settlement of a claim under its property damage policy. This receipt was recorded as income to the Industrial Wastewater Division. See Note 4.

•	During the second and third quarters of 2001, the Company recorded $0.8 million and $0.7 million, respectively, for additional losses related to sales of several operations in the Northeast. These expenses were recorded to the Commercial Wastewater Division. See Note 4.

•	During the second and third quarters of 2002, the Company recorded $0.7 million and $0.3 million, respectively, to cover costs to process waste at the Company’s Re-Claim Houston facility. These expenses were recorded to the Commercial Wastewater Division. See Note 4.

•	Receipt in September 2002 of $2.15 million in connection with the Company’s settlement of an additional insurance claim. This receipt was recorded as income to the Industrial Wastewater Division. See Note 4.

•	During the third quarter of 2002, the Company recorded $1.1 million for severance as a result of the departure of its CEO. This was recorded as a corporate expense.

•	During the third quarter of 2002, the Company recorded approximately $51.0 million for additional goodwill impairment as an operating expense. See Note 5 for a breakout between segments.

•	Assets decreased significantly as a result of SFAS No. 142. See Note 5 for a breakout between segments.

14.     SUBSEQUENT EVENTS

On November 6, 2002, the Company completed the sale of substantially all of its Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. Gross proceeds from the sale, which are subject to certain post-closing adjustments, amounted to $15 million, of which $13.25 million was received at closing. $9.0 million of the proceeds were used to reduce the amount outstanding under the Company’s credit facility, $1.75 million was retained for immediate working capital needs of the sold businesses and $2.5 million was used to complete the Trinity acquisition described below.

Effective November 15, 2002, the Company completed the acquisition of six oilfield waste transfer stations along the Gulf Coast of Louisiana and Texas from Trinity Storage Services, L.P. for approximately $3.0 million in cash and warrants to purchase 100,000 shares of the Company's common stock. The Louisiana transfer stations are located in Cameron, Fourchon, Berwick/Morgan City and Intracoastal City. The Texas facilities are located in Galveston and Corpus Christi. Two of these facilities are located on the Intracoastal Waterway, with easy access to the Company’s oilfield waste processing and disposal facilities.

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

The Commercial Wastewater Division generated $29.1 million, or 60.1%, of our revenues for the quarter ended September 30, 2002. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, grease and grit trap waste, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including fats, oils, feed proteins, industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Historically, some of our by-product sales have involved the brokering of industrial and fuel grade ethanol produced by third parties. However, because these brokerage activities were a very low margin producer, beginning in January 2001, we began curtailing these brokerage activities and by December 31, 2001 we had essentially exited the ethanol brokerage business. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

On November 6, 2002, we completed the sale of substantially all of our Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. Gross proceeds from the sale, which are subject to certain post-closing adjustments, amounted to $15 million, of which $13.25 million was received at closing. $9.0 million of the proceeds were used to reduce the amount outstanding under our credit facility, $1.75 million was retained for immediate working capital needs related to the sold businesses and $2.5 million was used to complete the Trinity acquisition described below.

The Industrial Wastewater Division generated $15.2 million, or 31.4%, of our revenues for the quarter ended September 30, 2002. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

The Oilfield Waste Division generated $4.1 million, or 8.5%, of our revenues for the quarter ended September 30, 2002. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

Since the organization of the Company, Newpark Resources, Inc. has been the largest customer of the Oilfield Waste Division. As previously reported, Newpark elected not to exercise its option to extend the term of its disposal agreement with the Company and, therefore, the disposal agreement terminated on July 1, 2002. As part of the termination of this disposal agreement, our agreement not to compete with Newpark in the Gulf Coast and inland waters markets was also terminated. Although certain of our landfarms hold the permits necessary to accept oilfield waste generated offshore and/or in inland waters of the Gulf Coast region, in order to more effectively compete with Newpark and other industry participants for such waste, on November 15, 2002, we purchased from Trinity Storage Services, L.P. (“Trinity”) six oilfield waste transfer stations located along the Gulf Coast of Louisiana and Texas for approximately $3.0 million in cash and warrants to purchase 100,000 shares of the Company’s common stock. These transfer stations, which are expected to generate annual revenues of approximately $9.7 million, will provide collection points for the receipt of offshore oilfield waste from all of the major Gulf Coast markets.

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

Goodwill Impairment. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the first fiscal quarter.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually and when there is reason to suspect that their value has been diminished or impaired. Any related losses will be recognized in earnings when incurred. The statements were effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and will be effective for any business combinations completed after June 30, 2001. In connection with the adoption of SFAS No. 142 on January 1, 2002, we recorded an impairment of $91.0 million. On September 30, 2002, we recorded an additional impairment of $51.0 million.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1, 2002. Adoption of this statement did not have a material impact on our consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions related to the rescission of SFAS No. 4 will be applied in fiscal years beginning after May 15, 2002. The provisions related to SFAS No. 13 will be effective for transactions occurring after May 15, 2002. All other provisions will be effective for financial statements issued on or after May 15, 2002, with early application encouraged. We do not believe that SFAS No. 145 will have a material effect on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will apply the effects of this statement on a prospective basis.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

REVENUES. Revenues for the quarter ended September 30, 2002 decreased $10.1 million, or 17.2%, from $58.4 million for the quarter ended September 30, 2001 to $48.4 million for the quarter ended September 30, 2002.

The Commercial Wastewater Division contributed $34.4 million, or 58.9%, of third quarter 2001 revenues and $29.1 million, or 60.1%, of third quarter 2002 revenues. The Commercial Wastewater Division’s revenues decreased $5.3 million, or 15.4%. Collection and processing fees generated $28.7 million, or 83.4%, and $24.6 million, or 84.5%, of the Commercial Wastewater Division’s revenues for the third quarters of 2001 and 2002, respectively. Third quarter 2001 revenues benefited from a large beverage product recall project which generated revenues of approximately $1.1 million. The decrease in revenues quarter versus quarter was primarily attributable to the product recall revenue in 2001 and the sales of certain operations in the Northeast during the third quarter of 2001 that generated revenues of approximately $1.3 million. The remainder of the decrease was due to a decline in business due to general economic and industry conditions. By-product sales generated the remaining $5.7 million, or 16.6%, and $4.5 million, or 15.5%, of the Commercial Wastewater Division’s revenues for the third quarters of 2001 and 2002, respectively.

The Industrial Wastewater Division contributed $16.8 million, or 28.7%, of third quarter 2001 revenues and $15.2 million, or 31.4%, of third quarter 2002 revenues. The Industrial Wastewater Division’s revenues decreased $1.6 million, or 9.7%, primarily due to the impact of the slowdown in the technology sector on our West Coast facility. Collection and processing fees generated $15.3 million, or 91.1%, and $13.7 million, or 90.1%, of the Industrial Wastewater Division’s revenues for the third quarters of 2001 and 2002, respectively. By-product sales generated the remaining $1.5 million, or 8.9%, and $1.5 million, or 9.9%, of the Industrial Wastewater Division’s revenues for the third quarters of 2001 and 2002, respectively.

The Oilfield Waste Division contributed $7.2 million, or 12.4%, of third quarter 2001 revenues and $4.1 million, or 8.5%, of third quarter 2002 revenues. The Oilfield Waste Division’s revenues decreased approximately $3.1 million, or 43.3%, due primarily to the non-renewal of our contract with Newpark Resources effective July 1, 2002, combined with a reduction in the rig count in 2002 compared to 2001. The Newpark Resources contract generated approximately $2.2 million in revenues in the prior year quarter.

OPERATING EXPENSES. Operating expenses decreased $4.8 million, or 11.4%, from $41.7 million for the quarter ended September 30, 2001 to $36.9 million for the quarter ended September 30, 2002. As a percentage of revenues, operating expenses increased from 71.3% in the third quarter of 2001 to 76.3% in the third quarter of 2002. This increase was primarily due to the fact that the percentage reduction in our expenses was not as much as the percentage reduction in revenues, primarily because of the fixed costs associated with certain of our facilities. Overall, our margins were negatively affected by the decline in business due to general economic and industry conditions. However, the increases were offset by the favorable impact of a reduction in liability insurance premiums resulting from reduced claims experience.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $1.0 million, or 21.4%, from $4.5 million for the quarter ended September 30, 2001 to $3.5 million for the quarter ended September 30, 2002. This decrease was primarily attributable to the discontinued amortization of goodwill in accordance with SFAS No. 142. Goodwill amortization in the prior year quarter amounted to approximately $1.1 million. This decrease was partially offset by the resumed recognition of depreciation expense on those operations previously classified as held for sale that are now incorporated into our core business, which amounted to approximately $0.2 million. As a percentage of revenues, depreciation and amortization expenses decreased from 7.6% in the third quarter of 2001 to 7.3% in the third quarter of 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were approximately $6.9 million for both the quarter ended September 30, 2001 and the quarter ended September 30, 2002. Travel and entertainment expenses decreased approximately $0.2 million, bad debt expenses decreased approximately $0.2 million, office expenses decreased approximately $0.3 million and we recorded a credit to expense of approximately $0.4 million in our Oilfield Waste Division as a result of a one-time reimbursement from Waste Management. The amount of selling, general and administrative expenses for the current quarter remained constant compared to the prior year quarter, however, as a result of severance expenses of approximately $1.1 million incurred in the third quarter of 2002 in connection with the resignation of our former Chief Executive Officer. As a percentage of revenues, selling, general and administrative expenses increased from 11.8% in the third quarter of 2001 to 14.2% for the third quarter of 2002 as a result of decreased revenues. Excluding the severance expense, selling, general and administrative expenses would have been approximately $5.8 million in the third quarter of 2002, or 12.0% of revenues.

GOODWILL IMPAIRMENT. During the third quarter of 2002, several goodwill impairment indicators arose prompting us to perform the impairment test dictated by SFAS No. 142. Based on the results of the test, on September 30, 2002, we recorded a charge of $51.0 million.

SPECIAL INCOME, net. Special income, net was $2.9 million for the quarter ended September 30, 2001 compared to $1.8 million for the quarter ended September 30, 2002. The 2001 items consisted of (a) $3.75 million received from a claim filed under a property damage policy as a result of the closure of our Detroit facility in August 1999 and (b) additional losses of $0.8 million recorded as a result of the sales of certain operations in the Northeast. The 2002 items consisted of (a) $2.15 million received from another claim filed in connection with the closure of our Detroit facility in August 1999 and (b) an additional accrual of approximately $0.3 million to cover costs to process waste located at our Re-Claim Houston facility.

INTEREST AND OTHER EXPENSES. Net interest and other expenses increased approximately $93,000, or 4.3%, from $2.2 million for the quarter ended September 30, 2001 to $2.2 million for the quarter ended September 30, 2002. This increase resulted primarily from higher interest rates offset by reduced borrowings under our revolving credit facility.

INCOME TAXES. Income taxes decreased $6.7 million from a provision of $2.8 million for the quarter ended September 30, 2001 to a benefit of $3.9 million for the quarter ended September 30, 2002 as a result of decreased income and the release of valuation allowance on net operating losses due to tax law changes, resulting in the recognition of a benefit from a carryback claim filed by the Company. The effective income tax rate for the period ended September 30, 2001 was 45.0% compared to 7.7% for the period ended September 30, 2002. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

REVENUES. Revenues for the nine-month period ended September 30, 2002 decreased $34.6 million, or 19.4%, from $178.5 million for the nine-month period ended September 30, 2001 to $144.0 million for the nine-month period ended September 30, 2002.

The Commercial Wastewater Division contributed $109.6 million, or 61.4%, of revenues for the nine months ended September 30, 2001 and $83.4 million, or 57.9%, of revenues for the nine months ended September 30, 2002. The Commercial Wastewater Division’s revenues decreased $26.2 million, or 23.9%. Collection and processing fees generated $88.7 million, or 80.9%, and $70.4 million, or 84.4%, of the Commercial Wastewater Division’s revenues for the nine-month periods ended September 30, 2001 and 2002, respectively. 2001 revenues benefited from a large beverage recall project that generated revenues of approximately $3.3 million. The decrease in revenues for the nine-month period ended September 30, 2001 compared to the nine-month period in 2002 was primarily attributable to the product recall revenue in 2001, the sale of certain operations in the Northeast during 2001 that generated revenues of approximately $5.4 million, the decline in our biosolids business in New York of approximately $4.2 million and exiting unprofitable asbestos business which generated revenues of approximately $0.9 million. The remainder of the decrease was due to a decline in business due to general economic and industry conditions. By-product sales generated the remaining $20.9 million, or 19.1%, and $13.0 million, or 15.6%, of the Commercial Wastewater

Division’s revenues for the 2001 and 2002 periods, respectively. This decrease in by-product sales was due primarily to our exit from the brokered ethanol business and decreased volumes of waste processed.

The Industrial Wastewater Division contributed $48.4 million, or 27.1%, of revenues for the nine months ended September 30, 2001 and $45.3 million, or 31.5%, of revenues for the nine months ended September 30, 2002. The Industrial Wastewater Division’s revenues decreased $3.1 million, or 6.3%, due primarily to the impact of the slowdown in the technology sector on our West Coast facility, offset in part by improved performance at our Detroit facility of $2.6 million. Collection and processing fees generated $43.9 million, or 90.7%, and $41.0 million, or 90.5%, of the Industrial Wastewater Division’s revenues for the nine-month periods ended September 30, 2001 and 2002, respectively. By-product sales generated the remaining $4.5 million, or 9.3%, and $4.3 million, or 9.5%, of the Industrial Wastewater Division’s revenues for the nine-month periods ended September 30, 2001 and 2002, respectively.

The Oilfield Waste Division contributed $20.6 million, or 11.5%, of revenues for the nine months ended September 30, 2001 and $15.3 million, or 10.6%, of revenues for the nine months ended September 30, 2002. The Oilfield Waste Division’s revenues decreased approximately $5.3 million, or 25.8%, due primarily to the non-renewal of our contract with Newpark Resources, combined with a reduction in the rig count in 2002 compared to 2001. The Newpark Resources contract generated approximately $7.3 million in revenues in the prior year period compared to approximately $4.7 million in the current year period.

OPERATING EXPENSES. Operating expenses decreased $27.1 million, or 20.7%, from $131.3 million for the nine months ended September 30, 2001 to $104.2 million for the nine months ended September 30, 2002. As a percentage of revenues, operating expenses decreased from 73.5% for the nine-month period ended September 30, 2001 to 72.4% for the nine-month period ended September 30, 2002. This decrease was due in part to operating improvements implemented at our Texas facilities. Also, while our Detroit facility had lower margins quarter over quarter, it is performing better on a year-to-date basis than last year. In addition, the decrease in operating expenses reflects the reversal of a portion of a closure reserve for our Canadian facility and the favorable impact of a reduction in liability insurance premiums resulting from reduced claims experience, offset in part by the fact that the percentage reduction in our expenses was not as much as the percentage reduction in revenues, primarily because of the fixed costs associated with certain of our facilities.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased approximately $2.1 million, or 15.7%, from $13.1 million for the nine months ended September 30, 2001 to $11.0 million for the nine months ended September 30, 2002. This decrease was primarily attributable to the discontinued amortization of goodwill in accordance with SFAS No. 142. Goodwill amortization in the prior year period amounted to approximately $3.4 million. This decrease was partially offset by the resumed recognition of depreciation expense on those operations previously classified as held for sale that are now incorporated into our core business, which amounted to approximately $1.1 million. As a percentage of revenues, depreciation and amortization expenses increased from 7.3% for the nine-month period ended September 30, 2001 to 7.7% for the nine month period ended September 30, 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased approximately $0.7 million, or 3.6%, from $19.7 million for the nine months ended September 30, 2001 to $20.4 million for the nine months ended September 30, 2002. The increase resulted primarily from severance expenses in the first and third quarters of approximately $1.3 million, partially offset by decreased travel and entertainment expenses of approximately $0.3 million and decreased office expenses of approximately $0.2 million. In addition, there was a credit to expense of $0.4 million recorded in our Oilfield Waste Division. This credit was the result of a one-time reimbursement by Waste Management. The remainder of the fluctuation was not related to any particular item, but was the result of smaller fluctuations in various expense categories. As a percentage of revenues, selling, general and administrative expenses increased from 11.0% for the nine months ending September 30, 2001 to 14.2% for the nine months ending September 30, 2002.

GOODWILL IMPAIRMENT. During the third quarter of 2002, several goodwill impairment indicators arose prompting us to perform the impairment test dictated by SFAS No. 142. Based on the results of the test, on September 30, 2002, we recorded a charge of $51.0 million.

SPECIAL INCOME, net. Special income, net decreased from $9.7 million for the nine months ended September 30, 2001 to $1.2 million for the nine months ended September 30, 2002. The 2001 items consisted of (a) $3.75 million received from a claim filed under a property damage policy as a result of the closure of our Detroit facility in August 1999, (b) losses of $1.5 million recorded as a result of the sales of certain operations in the Northeast and (c) $7.5 million received as a result of our settlement agreement with National Steel. The 2002 items consisted of (a) $2.15 million received from another insurance claim filed as a result of the closure of our Detroit facility in August 1999 and (b) charges of approximately $1.0 million to cover costs to process waste located at our Re-Claim Houston facility.

INTEREST AND OTHER EXPENSES. Net interest and other expenses decreased approximately $1.3 million, or 17.1%, from $7.4 million for the nine-month period ended September 30, 2001 to $6.1 million for the nine-month period ended September 30, 2002. This decrease resulted primarily from reduced borrowings under our revolving credit facility and lower interest rates.

INCOME TAXES. Income taxes decreased $10.6 million from a provision of $7.9 million for the nine-month period ended September 30, 2001 to a benefit of $2.7 million for the nine-month period ended September 30, 2002 as a result of decreased income. The effective income tax rate for the nine months ended September 30, 2001 was 47.0% compared to 5.6% for the nine months ended September 30, 2002. Our effective income tax rates are estimates of our expected annual effective federal and state income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     General

Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. Our credit facility matures on April 15, 2003. We are evaluating other sources of capital, including the sale of non-core operations, obtaining a new credit facility and the issuance of additional debt or equity securities. Our capital resources may not be sufficient to fund our operations and there can be no assurance that we will be able to obtain a new credit facility or to obtain capital from other sources.

     Operating Cash Flows

Cash flows from operations were $14.4 million and $10.7 million for the nine months ended September 30, 2001 and 2002, respectively. Cash flows from operations for the nine months ended September 30, 2001 benefited substantially from the $7.5 million payment we received in April 2001 from National Steel as part of the settlement of our lawsuit against them and the $3.8 million payment we received in August 2001 from our insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. Cash flows for the nine months ended September 30, 2002 benefited substantially from the $2.2 million payment we received in September 2002 from our secondary insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. We had negative net working capital of $74.4 million at September 30, 2002, compared to net working capital of $6.6 million at December 31, 2001. This decrease in net working capital was due primarily to the classification of our credit facility as short-term. Excluding our credit facility, working capital would have been $12.6 million at September 30, 2002.

At September 30, 2002, we had a $4.4 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that when a facility is closed, all waste at the facility will be treated and the facility will be closed appropriately. We have a total of $11.4 million of financial assurance in the form of letters of credit and bonds to provide for the costs of future closings of facilities. As of September 30, 2002, we also had a $2.8 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. During the next twelve months, we expect to pay approximately $0.3 million of these remediation reserves.

At September 30, 2002, we also had a $3.5 million unfunded reserve for the payment of insurance claims that may not be covered by Reliance Insurance Company, our insolvent carrier. Certain of these insurance claims have been resolved and we made payments totaling $0.5 million in October 2002. We have committed to making additional payments of $1.0 million during 2003 and $0.7 million in 2004. Additional payments above these commitments may be required but are unknown at this time.

In October 2002, U S Liquids of Detroit, Inc., a subsidiary of the Company, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Payments of penalties and other charges assessed by the government totaling $5.5 million will be required over five years with $0.2 million expected to be paid in the fourth quarter of 2002, $1.2 million to be paid in 2003, $1.0 million to be paid in each of 2004, 2005 and 2006, and $1.1 million to be paid in 2007. It has not yet been determined whether interest will be assessed on the deferred payments. In 2001, we recorded a $5.0 million unfunded reserve for these payments. We believe this reserve is sufficient after considering the net present value of the total obligation. An additional reserve charge may be required in the event that interest is imposed on amounts due.

Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurances in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to our current financial condition there can be no assurance that we will be able to continue to obtain financial assurance on commercially reasonable terms without providing increased collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurance would have a material adverse effect on our business, results of operations and financial condition.

     Investing Activities

Capital expenditures for our continuing operations during the nine months ended September 30, 2002 were $5.0 million and for the last quarter of 2002 are estimated at approximately $2.5 to $3.0 million. During the nine months ended September 30, 2002, our capital expenditures were, and during the fourth quarter of 2002 we anticipate such expenditures will be, primarily for plant, equipment and vehicle upgrades, as well as injection wells and excavation of disposal cells. In addition, on November 15, 2002, we acquired six oilfield waste transfer stations from Trinity. The total consideration for this acquisition was approximately $3.0 million in cash, of which $0.3 million was paid during the third quarter of 2002, and warrants to purchase 100,000 shares of the Company's common stock.

On November 6, 2002, we completed the sale of substantially all of our Texas businesses in the Commercial Wastewater Division for gross proceeds of $15 million of which $13.25 million was received at closing. Of the amount received at closing, $9.0 million was used to pay down our debt balance, $2.5 million was used to complete the Trinity acquisition and $1.75 million was retained for immediate working capital needs related to the sold businesses.

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

     Financing Activities

At September 30, 2002, approximately $88.5 million of principal payments on debt obligations were payable during the next twelve months. $87.0 million of these payments represent amounts due under our revolving credit facility, which we intend to extend or refinance prior to April 2003. The remaining $1.5 million of principal payments due are expected to be funded from operating cash flows and, if necessary, from borrowings under our revolving credit facility.

We have a revolving credit facility with a group of banks under which we may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of our assets. The credit facility, which matures on April 15, 2003, contains affirmative, negative and subjective covenants, requires us to comply with certain financial covenants and obtain the lenders’ consent before making any acquisitions or dispositions of assets, and prohibits the payment of cash dividends. Prior to the maturity of the credit facility on April 15, 2003, we must either extend the term of the credit facility or obtain an alternative source of financing. Because of our recent performance and conditions in the credit markets, it is likely that we will need to seek an extension of our existing credit facility. However, there can be no assurance we will be successful in either extending the term of the facility or obtaining alternative financing.

During the first quarter of 2002, the terms of the credit facility were amended to, among other things, extend the maturity date to April 15, 2003, reduce the amount of the credit facility from $111.25 million to $99.7 million, increase the interest rates payable under the credit facility, limit the amount of capital expenditures that we may make, and waive our noncompliance with and modify the terms of certain of our financial covenants. In addition, the amount of the credit facility was permanently reduced by $250,000 on each of June 30, 2002 and September 30, 2002, and is required to be further reduced by $4.6 million on December 31, 2002 and by $2.1 million on March 31, 2003. Furthermore, the amendments provided that the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of our credit facility significantly limit our ability to enter into leases or obtain additional debt outside of the facility.

During 1999, we had a $10.0 million credit facility with BankBoston, N.A. under which we were able to borrow funds to purchase equipment. The commitment for this facility expired on December 31, 1999, at which time we had borrowed approximately $2.5 million. This amount is being repaid in 60 monthly installments of principal and interest.

     Outlook

Our recent performance has caused us to violate various financial covenants of our credit agreement. Although our lenders have been issuing short-term waivers and amendments addressing these violations, we expect to again be out of compliance with certain financial covenants, pending another amendment of our line of credit, at December 31, 2002.

Between July 18, 2002 and November 12, 2002, the terms of the credit facility were further amended to, among other things, limit the amount of additional borrowings under the facility to $1.0 million, require that $1.2 million of the insurance proceeds received during the third quarter of 2002 be paid to the lenders and applied against the debt reduction required to be made on December 31, 2002, require the engagement of a financial advisor acceptable to the lenders, permit the sale of our Texas businesses in the Commercial Wastewater Division, permit the use of a portion of the Texas sales proceeds to complete our acquisition of certain assets of Trinity, and waive our non-compliance with and modify the terms of certain of the financial covenants. The amendments also eliminated our ability to borrow funds at LIBOR, which is expected to increase our interest expense by approximately $100,000 per month. The amendments to the financial covenants reduced the limitation on our annual capital expenditures, increased the limitation on our annual rent expenses, require that we maintain an accounts receivable coverage ratio of not less than 0.32:1 and adjusted the debt to adjusted EBITDA ratio for the prior twelve-month period required to be met at the end of each quarter. We maintained our debt balance below the required 3.70 times adjusted EBITDA for the twelve-month period ended September 30, 2002. Our actual debt balance on September 30, 2002 was 3.50 times adjusted EBITDA for the prior twelve-month period. On December 31, 2002, this limitation will be reduced to 3.00 times adjusted EBITDA, as defined in the credit agreement. We do not expect to be able to meet this debt limitation. In that event, we will have to obtain an additional waiver or amendment from the lenders prior to year-end. There can be no assurance that we will be able to obtain an additional waiver or amendment from the lenders in the event of default.

The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or John P. Miklich or Cary M. Grossman ceases to serve as an executive officer of the Company and is not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through December 31, 2002 an event of default arising from the resignation of Michael P. Lawlor. On August 29, 2002, William DeArman, the Chairman of our Board of Directors, was appointed interim Chief Executive Officer (“CEO”). Our board of directors has requested that Mr. DeArman become permanent CEO and he has agreed. We plan to request that the lenders accept Mr. DeArman as a satisfactory replacement for Mr. Lawlor. There can be no assurance that Mr. DeArman’s appointment will be approved by the lenders.

To address the factors that have caused our violations of the credit agreement, the Board of Directors and Company management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by our lenders, to focus on our financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold the Texas businesses, and used a substantial portion of the proceeds to reduce outstanding debt; and

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of our contract with Newpark.

Management is also:

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	exploring other opportunities for financing.

Management is working aggressively on the above matters and is continuing to explore opportunities for further improvement.

At September 30, 2002, we had borrowed approximately $87.0 million under the credit facility. As of November 11, 2002, the balance of the credit facility had been reduced to $76.8 million by using the proceeds from the sale of our Texas businesses and insurance proceeds received on a claim related to the temporary closure of our Detroit facility in 1999. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of September 30, 2002 and November 11, 2002, amounts outstanding under the credit facility were accruing interest at approximately 12.5% and 13.0% per year, respectively.

Despite these actions, it is still unlikely that we will be in compliance at December 31, 2002 with the funded debt to adjusted EBITDA ratio. We intend to seek a waiver to this covenant prior to year-end. However, there can be no assurance that such a waiver or amendment will be obtained. Additionally, based on discussions with our lenders, we believe that any extension of the line of credit past the April 15, 2003 maturity date will require improvements in our operations and is unlikely to be granted until late March or early April 2003, if at all. Management is exploring other alternatives for financing; however, those options are highly uncertain.

     Contractual Obligations and Commercial Commitments

     Our future contractual obligations as of September 30, 2002 include:

	Payments Due by Period

	(In thousands)
	Less than	1-2	2-3	3-4	4-5
Contractual Obligations	1 year	years	years	years	years	Thereafter	Total

Debt and Capital Lease Obligations	$88,496	$1,126	$465	$423	$16	$991	$91,517
Operating Lease Obligations	$3,520	$2,887	$2,414	$2,071	$1,821	$8,622	$21,335
Closure and Remediation Reserves	$289	$392	$342	$230	$51	$5,870	$7,174
Detroit Settlement Agreement	$1,400	$1,000	$1,000	$1,000	$1,100	$—	$5,500
Reliance Insolvency Obligation	$1,250	$900	$—	$—	$—	$—	$2,150

Our other commercial commitments as of September 30, 2002 expire as follows:

	Amount of Commitment Expiration Per Period

	(In thousands)
Other Commercial	Less than	1-2	2-3	3-4	4-5
Commitments	1 year	years	years	years	years	Thereafter	Total

Standby Letters of Credit	$7,533	$—	$—	$—	$253	$—	$7,786
Performance Bonds	$11,410	$363	$—	$—	$—	$—	$11,773

FORWARD LOOKING STATEMENTS

Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward-Looking Statements” included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2001. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our shareholders and prospective investors should consider include, but are not limited to, the following:

•	our ability to extend the term of our credit facility or obtain an alternative source of financing by April 2003;

•	our ability to continue to fund our operations from borrowings permitted under our credit facility and operating cash flows;

•	possible defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	the impact of any increase in interest rates under our credit facility either as a result of increases in the prime rate or as a result of changes in the facility, and the cost of alternative financing we may obtain, if available;

•	the dilution in ownership that may occur if we obtain new debt or equity financing;

•	uncertainties caused by our inability to comply with the terms of our credit facility;

•	the outcome of pending litigation and administrative proceedings involving the Company, including the securities class action lawsuit and stockholder derivative action described herein;

•	our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•	our ability to obtain performance bonds, letters of credit and other financial assurances required by our customers or regulatory authorities;

•	changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•	existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•	our ability to compete with Newpark Resources, Inc. and other industry participants for oilfield waste generated offshore or in inland waters in the Gulf Coast region;

•	potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•	possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our former insurance carriers;

•	changes in the levels of exploration for and production of oil and gas, particularly in the Gulf Coast region;

•	possible changes in our estimates of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•	the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•	the effect of our operational and contractual modifications on the profitability on our Northeast, Waste Stream and Parallel operations;

•	the impact that our financial condition may have on our relations with customers, suppliers and employees;

•	future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•	the effects of general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximates $91.1 million as of September 30, 2002.

We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risks. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of September 30, 2002, $87.0 million and $1.1 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of November 11, 2002, $76.8 million and $1.1 million had been borrowed under the revolving credit facility and the equipment credit facility, respectively. As of September 30, 2002 and November 11, 2002, amounts outstanding under the revolving credit facility were accruing interest at approximately 12.5% and 13.0% per year, respectively, and amounts outstanding under the equipment credit facility were accruing interest at approximately 8.5% per year. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of September 30, 2002 would approximate 48 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $0.1 million assuming the amount of debt outstanding remains constant.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

During September and October 2002, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company and its consolidated subsidiaries that must be included in our periodic SEC filings.

(b)  Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in subparagraph (a) above.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

In October 2002, U S Liquids of Detroit, Inc., a subsidiary of U S Liquids Inc., entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Under the terms of the agreement, U S Liquids of Detroit agreed to enter a guilty plea to specified violations of the Resource Conservation and Recovery Act of 1976 and the Rivers and Harbors Act. The agreement requires, among other things, that we pay a $4.5 million penalty and contribute $1.0 million to certain community service organizations. These amounts will be paid over a five year period. In addition, the agreement provides that the United States District Court for the Eastern District of Michigan will determine whether and to what extent interest must be paid on the deferred payments. During the fourth quarter of 2001, we took a charge of a $5.0 million to establish a reserve for this matter. We believe this reserve is sufficient after considering the net present value of the total obligation. An additional charge may be required if interest is imposed by the court on the deferred payments.

The EPA notified us in 1999 that liquid waste received by our Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. We believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred in the event that this waste had to be delivered to a third party for processing and disposal. As previously reported, the Re-Claim Louisiana facility ceased on-going operations in early 2001. As of September 30, 2002, we had a remaining reserve of approximately $0.2 million to process and dispose of the remaining waste.

The Company acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method would be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%, Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially complete at all three sites. Based upon the information currently available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of September 30, 2002, the balance of this reserve was $2.8 million, of which $0.3 million is classified as short-term and is expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

The operations of the Innovative Services Group of our Commercial Wastewater Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects our facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon discussions with the ATF, we believe that the offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. We are currently engaged in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and we believe that satisfactory settlements can be reached with all of the other affected customers. Based upon the information available, we have continued to maintain a reserve for this matter. As of September 30, 2002, the total reserve remaining was $0.5 million. Management believes that this reserve is sufficient.

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

In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to our March 1999 stock offering. The lawsuit is currently set for trial on April 14, 2003; however, further proceedings and discovery in the lawsuit have been suspended pending the resolution of our dispute with our insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs.

In addition, one stockholder of the Company has filed a lawsuit against certain former and current officers and directors of the Company in connection with the operation of our Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss. This lawsuit is currently set for trial in February 2003.

On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in the Company’s common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement was achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement. This lawsuit is currently set for trial on July 14, 2003.

During the third quarter of 2002, we settled the claims asserted against us by Keith Betts, Betts Pump and Betts Environmental, Inc. The cost of the settlement was not material to our operating results.

From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage may not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligation with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. As of September 30, 2002, the balance of this reserve was $3.5 million. Certain of these claims have been resolved and we made payments totaling $0.5 million in October 2002. We have committed to making additional payments of $1.0 million during 2003 and $0.7 million in 2004. After considering the known payments at this time, management believes that the reserve is sufficient to satisfy our obligation with respect to all such remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that our actual costs will not exceed the amount reserved.

In February 1998, we into an employment agreement with our former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with us alleging that we breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against us seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. We deny that we have any liability to Mr. Blackwell.

On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against us and certain of our current and former officers. Mr. Rosen alleges, among other things, that we breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain of our subsidiaries and because he refused to certify, for internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. We deny that we have any liability to Mr. Rosen.

Our business is subject to numerous federal, state and local laws, regulations and policies that govern environmental protection, zoning and other matters. During the ordinary course of business, we have become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations, including actions or proceedings brought by governmental agencies, adjacent landowners, or citizens’ groups. In the majority of the situations where proceedings are commenced by governmental agencies, the matters involved relate to alleged technical violations of licenses or permits pursuant to which we operate or are seeking to operate, or laws or regulations to which our operations are subject or are the result of different interpretations of applicable requirements. From time to time, we pay fines or penalties in governmental proceedings relating to our operations. We believe that these matters will not have a material adverse effect on our business or consolidated financial statements. However, the outcome of any particular proceeding cannot be predicted with certainty, and the possibility remains that technological, regulatory or enforcement developments, results of environmental studies, or other factors could materially alter this expectation at any time.

It is not possible at this time to predict the impact the above lawsuits, proceedings, investigations and inquiries may have on us, nor is it possible to predict whether any other suits or claims may arise out of these matters in the future. However, it is reasonably possible that the outcome of any present or future litigation, proceedings, investigations or inquiries may have a material adverse impact on our consolidated financial statements in one or more future periods. We intend to defend ourself vigorously in all the above matters.

We are involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial statements.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 15, 2002, we acquired six oilfield waste transfer stations from Trinity Storage Services, L.P. In connection with the closing of this transaction, we issued to Trinity warrants to purchase 100,000 shares of the Company's common stock. The warrants may be exercised at any time before November 16, 2007. The exercise price for 50,000 of the shares is $0.50. The exercise price for the other 50,000 shares is $0.625. This sale was exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

4.15	Letter agreement, dated October 4, 2002, between U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.16	Tenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

10.28	General Release, Severance and Settlement Agreement, dated August 28, 2002, between U S Liquids Inc. and Michael P. Lawlor.

10.29	Term Sheet for Employment of William M. DeArman.

10.30	Term Sheet for Employment of Cary M. Grossman.

10.31	Asset Purchase Agreement, dated November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. *

10.32	Transition Services Agreement, dated as of November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc.

10.33	License Agreement, dated as of November 1, 2002, between Liquid Environmental Solutions of Texas, L.P. and U S Liquids Inc.

10.34	Purchase and Sale of Assets Agreement between U S Liquids of LA., L.P. and U S Liquids Inc., on the first part and Trinity Storage Services, L.P. and CCBS, Inc., its general partner, on the second part. *

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Schedules to these Agreements will be furnished supplementally to the Commission upon request.

(b)  Reports on Form 8-K

On June 14, 2002, we filed a report on Form 8-K announcing a change in our independent public accountants.

On July 24, 2002, we filed a report on Form 8-K announcing we have agreed to purchase certain oilfield waste transfer stations from Trinity Storage Services, L.P.

On August 1, 2002, we filed a report on Form 8-K announcing that Earl J. Blackwell had terminated his employment with the Company.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U S LIQUIDS INC.

Date: November 18, 2002	/s/ William M. DeArman William M. DeArman, Chief Executive Officer

Date: November 18, 2002	/s/ Cary M. Grossman Cary M. Grossman, Executive Vice President and Chief Financial Officer

CERTIFICATION

I, William M. DeArman, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of U S Liquids Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U S LIQUIDS INC.

Date: November 18, 2002	/s/ William M. DeArman William M. DeArman, Chief Executive Officer

CERTIFICATION

I, Cary M. Grossman, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of U S Liquids Inc.;

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U S LIQUIDS INC.

Date: November 18, 2002	/s/ Cary M. Grossman Cary M. Grossman, Chief Financial Officer

Exhibit Index

Exhibit No	Description

4.15	Letter agreement, dated October 4, 2002, between U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.16	Tenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

10.28	General Release, Severance and Settlement Agreement, dated August 28, 2002, between U S Liquids Inc. and Michael P. Lawlor.

10.29	Term Sheet for Employment of William M. DeArman.

10.30	Term Sheet for Employment of Cary M. Grossman.

10.31	Asset Purchase Agreement, dated November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. *

10.32	Transition Services Agreement, dated as of November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc.

10.33	License Agreement, dated as of November 1, 2002, between Liquid Environmental Solutions of Texas, L.P. and U S Liquids Inc.

10.34	Purchase and Sale of Assets Agreement between U S Liquids of LA., L.P. and U S Liquids Inc., on the first part and Trinity Storage Services, L.P. and CCBS, Inc., its general partner, on the second part. *

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Schedules to these Agreements will be furnished supplementally to the Commission upon request.