Form 10-K
period 2002-12-31
U S LIQUIDS INC
filed 2003-03-27
CIK 1041095

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from               to

Commission file number: 001-13259

U S LIQUIDS INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0519797 (I.R.S. Employer Identification No.)

411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545

(Address of principal executive offices)

(281) 272-4500

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Securities Common Stock, par value $0.01	Exchange on which Registered American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ]     No [ X]

     As of June 28, 2002, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44,986,000. For purposes of calculating this amount only, all the directors and executive officers of the registrant as of June 28, 2002 were treated as affiliates.

     The number of shares of common stock, $0.01 par value, of the registrant outstanding at March 10, 2003 was 16,233,149.

DOCUMENTS INCORPORATED BY REFERENCE

None

     This document contains forward-looking statements that are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Key factors that could cause actual results to differ materially from expectations include, but are not limited to: (1) our inability to extend our credit facility or obtain alternative financing; (2) uncertainties caused by our failure to comply with the terms of our credit facility; (3) the impact that our financial condition may have on our customers, suppliers and employees; (4) our general lack of liquidity; (5) the outcome of litigation and administrative proceedings pending against us; (6) obtaining or maintaining of governmental permits and approvals required for the operation of our facilities; (7) changes in the laws and regulations governing our operations; (8) the failure to comply with laws and regulations governing our operations; and (9) the insufficiency of our insurance coverage or the impact of the insolvency of Reliance Insurance Company.

PART I

Item 1. Business

Overview

     We are a leading national provider of liquid waste management services, including collection, processing, recovery and disposal services. We operate 40 facilities located in 16 states and Canada and serve over 10,000 customers in numerous industries. At March 1, 2003, we employed approximately 890 persons full-time. We operate in three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. Our Commercial Wastewater Division collects, processes and disposes nonhazardous liquid waste such as industrial wastewater, bulk liquids and dated beverages. Our Industrial Wastewater Division collects, processes and disposes hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Commercial and Industrial Wastewater Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastic, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. Our Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas, primarily from the Gulf of Mexico and land-based rigs in Louisiana, Texas and northern Mexico.

     Our executive offices are located at 411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545, and our telephone number is (281) 272-4500. Our common stock is listed on the American Stock Exchange under the trading symbol “USL.”

     Our Internet website is www.usliquids.com. We make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Financing Plans

     Our revolving credit facility matures as of April 15, 2003. As of December 31, 2002, we were not in compliance with certain financial covenants of the facility. In addition, a quarterly interest payment of $1.8 million is due under the credit facility on March 31, 2003 and we do not anticipate having the funds available to make this payment. We are presently engaged in discussions with our lenders to defer the payment due on March 31, 2003, extend the maturity date of the facility and make certain other modifications to the credit facility; however, there can be no assurance we will be successful in obtaining any such deferral, extension or modification.

     We are also actively engaged in discussions with a number of institutional investors regarding an investment of capital in exchange for newly issued equity or subordinated debt securities. We believe that obtaining this investment will allow us to secure a new credit facility and that the new debt and equity will allow us to repay the existing credit facility. There can be no assurance we will be successful in arranging new financing and if we do, it will result in substantial dilution to our existing stockholders.

Operations and Services Provided

     Industrial and commercial businesses produce various types of wastewater (including industrial wastewater, bulk liquids, dated beverages and certain hazardous wastes) that must be disposed of in accordance with federal, state and local regulations. Similarly, oil and gas exploration and production companies produce liquid waste that must be disposed of in accordance with federal and state regulations. We accept liquid waste from generators and independent collection companies, process the liquid waste to remove contaminants and then dispose of the liquid waste in accordance with applicable regulations. In addition, in certain instances, our processing operations generate saleable by-products. Our services permit generators of liquid waste to focus on their primary business activities, while we perform the secondary operations of processing and disposing of their waste.

     We collect, process, recover and dispose liquid waste through a number of subsidiaries that are organized into three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The operations of these three divisions are summarized below. See Note 21 to our consolidated financial statements for certain financial data of these three divisions.

   Commercial and Industrial Wastewater Divisions

     Overview. The Commercial and Industrial Wastewater Divisions receive fees to collect, process and dispose of hazardous and nonhazardous liquid waste. In addition, the Divisions generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastic, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Commercial Wastewater Division receives and processes nonhazardous waste such as industrial wastewater, bulk liquids and dated beverages. The Industrial Wastewater Division collects and processes hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, industrial wastewater, petroleum fuels and antifreeze. The Industrial Wastewater Division also processes certain sludges and solid hazardous wastes. The Commercial Wastewater Division contributed approximately 47.1%, 47.2% and 55.2% of our 2002, 2001 and 2000 revenues from continuing operations, respectively. The Industrial Wastewater Division contributed approximately 39.6%, 37.2% and 32.5% of our 2002, 2001 and 2000 revenues from continuing operations, respectively.

     Collection. We operate a fleet of vehicles including vacuum trucks, trailers and other transportable containers that collect various types of liquid waste from thousands of generators nationwide. Liquid waste is also received from independent transporters servicing thousands of additional generators, as well as waste shipped directly by the generators via truck, rail or barge.

     Processing. Using a variety of physical, chemical, thermal and biological techniques, the liquid waste is broken down into constituent components. Wastewaters suitable for treatment under the Clean Water Act are directed into an appropriate process such as chemical precipitation or filtration. Sludge and solid hazardous wastes are directed to our chemical fixation facility to be pre-treated using chemical oxidation or reduction followed by fixation. Using mechanical and gravity separation techniques, contaminated and off-specification petroleum fuels and used oil are processed to produce a fuel sold primarily to operators of industrial furnaces.

     Recovery. Organic wastes that have recoverable heat or solvent values are recycled using distillation techniques. Solvents are sold back to the paint industry as thinners. Other organic wastes are blended into fuels sold primarily to operators of cement or lime kiln facilities. In addition, we have achieved a strong position in the solvent regeneration business, which regenerates nonhazardous solvents.

     Disposal. Once waste liquids have been processed, the residual materials must be finally disposed. After thorough testing, solid and semi-solid residues are shipped to an audited and approved independent Subtitle D landfill and treated listed waste residues are sent to an audited and approved independent Subtitle C landfill. Liquid waste residuals include wastewater, which is pretreated and discharged into the publicly operated treatment works (“POTW”), and solid materials, which are dried and disposed of in an independent solid waste landfill. In some instances, such as printing and cleaning solvents, the contaminants of concern are removed, and the reusable constituents are recovered and returned to the generator for reuse.

   Oilfield Waste Division

     Overview. Through six processing facilities, we treat and dispose of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste residuals include saltwater, which is injected into on-site disposal wells; recovered hydrocarbons, which are sold for re-use; and soil, which is generally stockpiled but can be re-used for certain defined applications. In addition, at two Louisiana locations, we clean tanks, barges and other vessels used in the storage and transportation of oilfield waste. The Oilfield Waste Division generated approximately 13.3%, 15.6% and 12.3% of our 2002, 2001 and 2000 revenues from continuing operations, respectively.

     Collection, Processing and Disposal. Oilfield wastes are processed using site, soil, climate and biological activities interacting as a system to degrade and/or immobilize constituents, thereby rendering the processed residue suitable for the support of vegetative growth and providing for beneficial land use. The process is designed to reduce oil and grease content, reduce chloride concentrations and immobilize heavy metals.

     The treatment process involves several distinct stages. Oilfield waste is brought to the facilities in trucks and on barges, and the delivered waste materials are then tested. Materials that do not qualify as permitted oilfield waste under applicable regulations are rejected. Accepted waste is then loaded into treatment cells, which are flooded with fresh water and mixed to dissolve salts and soluble materials. Saltwater is then pumped out through a collection system and typically disposed of at a saltwater injection well on-site. This flooding process is typically repeated several times. The remaining waste is then processed to remove organic contamination through biological degradation. Total treatment of a cell takes approximately nine to twelve months. In the final stage, the remaining material is tested to ensure compliance with regulatory requirements. Thereafter, the material is transported to on-site stockpile areas.

     In November 2002, we acquired six strategically located transfer stations from Trinity Storage Services, L.P. located along the Intracoastal Waterway adjacent to the Gulf of Mexico for approximately $3.0 million in cash and warrants to purchase 100,000 shares of our common stock. These transfer stations provide collection points for the receipt of offshore oilfield waste from all of the major Gulf Coast markets.

Seasonality

     The demand for the services provided by our Industrial Wastewater Division is generally cyclical and typically follows general economic trends. We expect that the operations of the Oilfield Waste Division will experience certain seasonal patterns consistent with oil and gas exploration and production activity in the Gulf of Mexico. Generally, the volume of oilfield waste delivered to the Oilfield Waste Division has been lowest in the first quarter of each calendar year. Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services. Certain of the Commercial Wastewater Division’s and the Industrial Wastewater Division’s processing facilities in the Northeast and Midwest may be affected by adverse weather conditions.

Competition

     The liquid waste industry is highly fragmented and very competitive. Competition in each of the segments of the liquid waste industry in which we operate is primarily on the basis of proximity to collection operations, collection and processing fees charged and quality of service. Our Commercial Wastewater Division competes with numerous smaller, regional providers of liquid waste management services. Our Industrial Wastewater Division competes with Philip Services Corporation, Safety Kleen Corp., Clean Harbors, Inc., Vivendi Environnment SA, Waste Management, Inc. and a number of other public and privately-held companies. Our Oilfield Waste Division competes with Newpark Resources, Inc. and a number of smaller companies for oilfield waste produced offshore and on land in the Gulf Coast region.

     We believe that there are certain barriers to entry in the markets served by our Industrial Wastewater Division and our Oilfield Waste Division. These barriers include the need for specially equipped facilities and the licenses, permits and trained personnel necessary to operate these facilities.

Regulatory Matters

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

   Federal Regulation

     The primary U.S. federal statutes affecting our business are summarized below:

     The Clean Water Act. We treat and discharge wastewaters at our liquid waste facilities and at our oilfield waste landfarms. These activities are subject to the requirements of the Clean Water Act and comparable state statutes and federal and state enforcement of these regulations. The Clean Water Act regulates the discharge of pollutants into waters of the United States. The Clean Water Act establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law sets treatment standards for industries and wastewater treatment plants and provides federal grants to assist municipalities in complying with the standards. In addition to requiring permits for industrial and municipal discharges directly into the waters of the United States, the Clean Water Act also requires pretreatment of industrial wastewater before discharge into municipal systems.

     The Clean Water Act gives the Environmental Protection Agency (“EPA”) the authority to set pretreatment limits for direct and indirect industrial discharges. In 2001, the EPA adopted new technology-based effluent limitations guidelines for waste treatment facilities that treat or recover hazardous or nonhazardous industrial waste or wastewater received from off-site and then discharge pollutants into United States waters or POTWs. Although the guidelines are based on particular technologies, the new guidelines do not require a facility to use these technologies. Individual facilities may meet the requirements using whatever types of technologies and process changes they choose. Existing indirect discharge facilities such as ours must comply with the new guidelines no later than December 22, 2003. We are currently comparing our existing operations against the new guidelines to determine the modifications necessary to bring our facilities into compliance with the new guidelines. We anticipate that all of our facilities that are subject to these new guidelines will be in compliance therewith by December 2003.

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

     RCRA. The Resource Conservation and Recovery Act of 1976 (“RCRA”) is the principal federal statute governing hazardous and solid waste generation, treatment, storage and disposal. RCRA and state hazardous waste management programs govern the handling and disposal of hazardous waste. The EPA has issued regulations pursuant to RCRA, and states have promulgated regulations under comparable state statutes, that govern hazardous waste generators, transporters and owners and operators of hazardous waste treatment, storage or disposal facilities. These regulations impose detailed operating, inspection, training and emergency preparedness and response standards and requirements for closure, financial responsibility, manifesting of wastes, record-keeping and reporting, as well as treatment standards for any hazardous wastes intended for land disposal. RCRA-regulated hazardous waste is accepted for processing at our Detroit, Michigan, Tampa, Florida, East Palo Alto, California and Chandler, Arizona facilities and, therefore, each of these facilities is subject to the requirements of Subtitle C of RCRA. Our East Palo Alto and Tampa facilities have each been issued RCRA Part B permits. Our East Palo Alto facility is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for on-going operations. Our Chandler and Detroit facilities have operated under interim status, as allowed by RCRA, since 1994 and 1991, respectively. Applications for final Part B permits for these facilities have been submitted to the appropriate regulatory authorities and we are currently working with the authorities to obtain these final permits. If we are unable to obtain final Part B permits, we may be required to cease operations at these facilities, which in turn could have a material adverse effect on our business, results of operations and financial condition.

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

     Order 29-B of the Louisiana Department of Natural Resources contains extensive rules regarding the generation, processing, storage, transportation and disposal of oilfield waste. Under Order 29-B, on-site disposal of oilfield waste is limited and subject to stringent guidelines. If these guidelines cannot be met, oilfield waste must be transported and disposed of off-site in accordance with the provisions of Order 29-B. Moreover, under Order 29-B, most, if not all, active waste pits (a typical on-site disposal method used by inland generators of oilfield waste) must be closed or modified to meet regulatory standards; however, full enforcement of this portion of Order 29-B has been deferred. The Texas Railroad Commission has also adopted detailed requirements for the management and disposal of oilfield waste. Permits issued by state regulatory agencies are required for each oilfield waste treatment facility operating within Louisiana and Texas. We must perform tests before acceptance of any oilfield waste, as well as during and after treatment, to ensure compliance with all regulatory requirements.

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

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

     In the normal course of our business, in an effort to keep our stockholders and the public informed about our operations, we may from time to time issue or make certain statements, either in writing or orally, that are or contain forward-looking statements, as that term is defined in the U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, projected or anticipated benefits from acquisitions made by or to be made by us, or projections involving anticipated revenues, earnings or other aspects of operating results. The words “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” “continue” and similar expressions are intended to identify forward-looking statements. We caution readers that such statements are not guarantees of future performance or events and are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based, including but not limited to those discussed below. As noted elsewhere in this report, all phases of our operations are subject to a number of uncertainties, risks and other influences, many of which are outside of our control, and any one of which, or a combination of which, could materially affect the results of our operations and whether forward-looking statements made by us ultimately prove to be accurate.

     The following discussion outlines certain factors that could affect our consolidated results of operations for 2003 and beyond and cause them to differ materially from those that may be set forth in forward-looking statements made by us or on our behalf.

   There are substantial risks associated with our current financial condition.

     Our revolving credit facility expires on April 15, 2003. As of December 31, 2002, we were not in compliance with certain financial covenants of the credit facility. In addition, a quarterly interest payment of $1.8 million is due under the credit facility on March 31, 2003 and we do not anticipate having the funds available to make this payment. We are presently engaged in discussions with our lenders to defer the payment due on March 31, 2003, extend the maturity date of the credit facility and make certain other modifications to the credit facility; however, there can be no assurance that we will be successful in obtaining any such deferral, extension or modification. Our current financial condition could, if not resolved, have a material adverse impact on our relationships with our customers, suppliers and employees.

     Even if the maturity date of the credit facility is extended, there is no assurance that we will be able to continue to satisfy the covenants of the credit facility. A default under the credit facility could result in the maturity of substantially all of our indebtedness being accelerated.

     We are also actively engaged in discussions with a number of institutional investors regarding an investment of capital in exchange for newly issued equity or subordinated debt securities. There can be no assurance that we will be successful in arranging new financing and it is likely that any restructuring of our indebtedness will result in substantial dilution to existing stockholders and a change in control of the Company.

     Our auditors have stated in their opinion that the working capital deficit caused by the close proximity of the maturity of our revolving credit facility and the lack of compliance with our credit facility raises substantial doubts about our ability to continue as a going concern. If we are unable to successfully restructure our indebtedness, we may be required to seek protection under the bankruptcy laws.

   We have been named as a defendant in a securities class action lawsuit that could have a material adverse effect on our business.

     We and certain of our current and former directors and officers have been named as defendants in six securities class action lawsuits, which have been consolidated into a single action styled In Re: U S Liquids Securities Litigation, Case No. H-99-2785 in the United States District Court for the Southern District of Texas. The plaintiffs’ complaint alleges, among other things, that we violated Sections 11 and 15 of the Securities Act of 1933 by failing to disclose allegedly material information regarding the operation of our Detroit facility and our financial condition in the prospectus relating to our March 1999 stock offering and in certain of our other public filings and announcements. The remedies sought by the plaintiffs include unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock and such other relief as the court deems proper. Further proceedings and discovery in the lawsuit have been suspended pending resolution of our dispute with our insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs.

     If we are not successful in our defense of the class action claim, we could have significant liability to plaintiffs’ lawyers and our stockholders. In addition, if the court finds that the claims asserted by the plaintiffs are not covered under our insurance policy, we will be forced to make such payments ourselves. Such payments could have a material adverse effect on our business, financial condition, results of operations and prospects, particularly if any required payment is not entirely covered by insurance. Even if our defense against such claims is successful, the litigation could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. See Item 3. Legal Proceedings, below, for a more detailed discussion of this class action lawsuit.

   We face potential environmental liability.

     We possess and dispose of various types of hazardous and nonhazardous wastes at our facilities. There may be various adverse consequences to us in the event that a facility owned or operated by us (including any acquired business) causes or caused environmental damage, in the event that waste transported by us causes or caused environmental damage to another site, in the event that we fail or failed to comply with applicable environmental and land use laws and regulations or the terms of a permit or outstanding consent order, in the event a facility owned or operated by us or the soil or groundwater thereunder is or becomes contaminated or in the event that we are unable to obtain a new permit upon the expiration of an earlier one. These adverse consequences may include the imposition of substantial monetary penalties on us, the issuance of an order requiring the curtailment or termination of the operations involved or affected, the revocation or denial of permits or other approvals necessary for continued operation or expansion of a facility, the imposition of liability on us with respect of any environmental or natural resources damage (including groundwater or soil contamination) at our facilities or that our facilities caused to adjacent landowners or others or environmental damage at another site associated with waste transported by us, the imposition of liability on us under CERCLA, or under comparable state laws, and criminal liability for us or our officers. In addition, citizens’ groups, adjacent landowners or governmental entities could oppose the issuance of a permit or approval to us or allege violations of the permits pursuant to which we operate or laws or regulations to which we are subject. Any of the foregoing could have a material adverse effect on our business, results of operations, financial condition and prospects. CERCLA and comparable state laws impose retroactive strict joint and several liability on various parties that are, or have been, associated with a site at which there has been, or is threatened, a release of any hazardous substance (as defined by CERCLA) into the environment. Liability under RCRA, CERCLA and comparable state laws may include responsibility for costs of site investigations, site clean up, site monitoring, natural resources damages and property damages. Liabilities under RCRA, CERCLA and comparable state laws can be very substantial and, if imposed upon us, could have a material adverse effect on our business, results of operations, financial condition and prospects.

   We may have inadequate insurance.

     While we maintain liability insurance, it is subject to coverage limits and certain policies may exclude coverage for damages resulting from environmental contamination. Although there are currently numerous sources from which such coverage may be obtained, it may not continue to be available to us on commercially reasonable terms or the possible types of liabilities that may be incurred by us may not be covered by our insurance. In addition, our insurance carriers may not be able to meet their obligations under the policies or the dollar amount of the liabilities may exceed our policy limits. Even a partially uninsured claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity. We also retain the risk for our uninsured employee group health claims deductibles, which are subject to an annual aggregate stop loss limit on a claim basis and on an aggregate basis.

     In October 2001, Reliance Insurance Company (“Reliance”), one of our primary insurance carriers, was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims asserted against us for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of any such claim asserted against us or a judgment entered against us, we will have to pay the settlement or judgment. There can be no assurance that the $3.7 million reserve existing as of December 31, 2002 will be sufficient to cover amounts expected to be paid in connection with such claims. In addition, there can be no assurance we will have the ability to pay any such claims even though a reserve has been established. Any such claim, if successful and of significant magnitude, could have a material adverse effect on our business, results of operations, financial condition and liquidity. See Item 3. Legal Proceedings, below.

   We may not be able to execute our operating and cost savings strategy.

     Key elements of our strategy are to improve the profitability and increase the revenues of our existing operations. We intend to improve the profitability of our existing operations by various means, including achieving operating efficiencies and economies of scale. We have reduced operating costs to improve profitability. We also intend to improve our profitability by selling underperforming businesses, however there can be no assurance that we will be successful in selling any of these businesses or that we will be able to obtain any particular price for any such business. Our ability to increase the revenues and profits of our existing operations will be affected by various factors, including:

•	the demand for liquid waste collection, processing and disposal services;

•	our ability to expand the range of services offered to customers;

•	our ability to develop national and regional accounts for our liquid waste management services and other marketing programs;

•	our ability to obtain a final Part B permit for our Detroit and Chandler, Arizona facilities;

•	our ability to integrate the Trinity transfer stations with our existing operations; and

•	the demand for by-products we recover from certain waste streams.

     Many of these factors are beyond our control, and there can be no assurance that our operating and cost savings strategy will be successful or that we will be able to generate cash flows adequate for our operations and to support internal growth. Furthermore, we must implement and improve our operational, financial and management information systems and controls, and train, motivate and manage our employees. We periodically review and upgrade our management information systems, as well as hire additional management and other personnel in order to maintain the adequacy of our operational, financial and management controls. If we are not able to execute our operating and cost savings strategy effectively, our business, results of operations and financial condition could be materially and adversely affected.

   Failure to obtain or maintain necessary financial assurance may have a material adverse effect on our business.

     Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurance in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to our current financial condition there can be no assurance that we will be able to continue to obtain financial assurance on commercially reasonable terms without providing additional collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurance would have a material adverse effect on our business, results of operations and financial condition. In January 2003, we made the initial payment on a ten-year finite risk insurance policy. This policy provides up to $18 million toward the projected closure obligations for our facilities, as well as up to $12.4 million of performance bonding capacity. Management believes that this policy will satisfy all of our bonding needs for the foreseeable future but there can be no assurance that this policy will be sufficient to satisfy all of our future bonding needs.

   Governmental regulations may have a material adverse effect on our business.

     Government regulations have a substantial impact on our business. Each of our products and services is dependent to varying degrees on the existence and enforcement of federal, state and local environmental regulations. Any repeal or relaxation of those regulations, or failure of governmental authorities to enforce the regulations, could result in a decrease in demand for our products and services. We also operate in a highly regulated environment. Our business is subject to numerous federal, state and local laws and regulations governing environmental protection, zoning, transportation, safety, health, land use and other matters. These laws and regulations affect not only the costs of our operations, but also our ability to offer a particular product or service. We are required to have permits and approvals from federal, state and local governments. Any of these permits or approvals or applications could be denied, revoked or modified under various circumstances. The process of obtaining or renewing a required permit or approval can be lengthy and expensive and our efforts to obtain permits, renewals or approvals may be opposed by citizens groups, adjacent landowners or others. In addition, our facilities in Chandler, Arizona and Detroit, Michigan have never been granted Part B permits under RCRA and are continuing to operate under interim status, as allowed by RCRA. Our facility in East Palo Alto, California is operating under a California Department of Toxic Substances Control permit that expired in 1991, but that allows for ongoing operations. Although applicable regulations allow these facilities to continue to operate, we may not be successful in obtaining or maintaining these and other required permits and approvals and that failure could have a material adverse effect on our business, results of operations, financial condition and prospects.

     Laws and regulations have changed frequently in the past and it is reasonable to expect additional changes in the future. Changes in laws and regulations, or in the interpretations of existing laws and regulations, could have a material adverse effect on our business, results of operations, financial condition and prospects by imposing conditions such as:

•	limitations on the construction of new liquid waste disposal, transfer or processing facilities or on the expansion of existing facilities;

•	limitations and regulations on collection and disposal prices, rates and volumes;

•	limitations or bans on disposal or transportation of out-of-state waste or certain categories of waste;

•	mandates regarding the disposal of liquid waste;

•	mandates requiring significant capital and operating expenditures to bring our facilities into compliance with new guidelines implemented under the Clean Water Act; and

•	mandates requiring us to obtain additional permits or approvals.

     In addition, oilfield waste is currently exempt from the requirements of RCRA, which is the principal federal statute governing the handling and disposal of waste. In recent years, proposals have been made to rescind or modify this exemption. The repeal or modification of the exemption covering oilfield waste or modification of applicable regulations or interpretations regarding the processing and disposal of oilfield waste would require us to alter our method of processing and disposing of oilfield waste. This could have a material adverse effect on our business, results of operations and financial condition.

     We cannot predict the likely impact any such changes will have on our business. Although we believe that we are presently in material compliance with applicable laws and regulations, our operations may not continue to comply with future laws and regulations. Governmental authorities may seek to impose fines and penalties on us or seek to revoke or deny the issuance or renewal of operating permits for failure to comply with applicable laws and regulations. Under these circumstances, we might be required to curtail or cease operations or conduct site remediation until a particular problem is remedied, any of which could have a material adverse effect on our business, results of operations and financial condition.

   The liquid waste management industry is very competitive.

     We compete with other liquid waste processing facilities and alternative methods of disposal of certain waste streams provided by area landfills and injection wells, as well as the alternative of illegal disposal. In addition, competitive products and services have been and are likely to continue to be developed and marketed by others. Furthermore, future technological change and innovation may result in a reduction in the amount of liquid waste being generated or alternative methods of processing and disposal being developed. The markets for the various by-products that we sell are also very competitive. With respect to our oilfield waste operations, we must compete with alternative methods of off-site disposal of oilfield waste. We also face competition from customers who develop or enhance their own methods of disposal instead of using the services of liquid waste management companies. Future technological change and innovation may increase the amount of internal oilfield processing and disposal methods and other competitive factors could have a material adverse effect on our business, results of operations and financial condition.

   We depend heavily on the oil and gas industry.

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

   An increase in energy prices may have a material adverse effect on our business.

     We operate a fleet of vehicles and other equipment in our operations. In addition, we use significant amounts of energy in the processing of waste. Energy prices are subject to volatility. A significant increase in energy prices could have a material adverse effect on our business, results of operations and financial condition.

   The liquid waste management industry is cyclical and seasonal.

     The demand for the services provided by our Industrial Wastewater Division is generally cyclical and typically follows general economic trends. We expect that the operations of the Oilfield Waste Division will experience certain seasonal patterns consistent with oil and gas exploration and production activity in the Gulf of Mexico. Generally, the volume of oilfield waste delivered to the Oilfield Waste Division has been lowest in the first quarter of each calendar year. Prices for oil and natural gas are expected to continue to be volatile and affect demand for our oilfield waste services. Certain of the Commercial Wastewater Division’s and the Industrial Wastewater Division’s processing facilities in the Northeast and Midwest may be affected by adverse weather conditions. The cyclical nature of our Industrial Wastewater Division and future seasonal and quarterly fluctuation could materially and adversely affect our business.

   Our failure to maintain satisfactory labor relations could have a material adverse effect on our business.

     We currently have approximately 890 full-time equivalent employees. Approximately 60 of these employees are members of various labor unions. In addition, we are currently negotiating a collective bargaining agreement covering approximately 26 employees at our Detroit facility. Our inability to negotiate acceptable contracts with any of these unions as existing agreements expire could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher on-going labor costs, which could have a material adverse effect on our business, results of operations and financial condition.

   We rely on key personnel.

     We are highly dependent on our executive officers and senior management. The loss of the services of any of our current executive officers or senior management could have a material adverse effect on our business, results of operations and financial condition.

Item 2. Properties

     Our corporate offices are located in Houston, Texas. The corporate offices consist of approximately 20,000 square feet of office space occupied under a lease which expires on June 30, 2007.

     Assuming the sale of certain operations held for sale or closure, the Commercial Wastewater Division and Industrial Wastewater Division together operate 28 liquid waste processing and other facilities. We believe that the specialized equipment, licenses and permits necessary to operate the liquid waste processing facilities create a significant barrier to entry into this industry. The following table sets forth certain information relating to each such facility, including the types of liquid waste most commonly managed:

Facility	Location	Liquid Wastes Managed	Facility Type	Owned/Leased

Parallel CA	Rancho Cucamonga,California	Bulk Liquids and Dated Beverages	Processing	Owned
National Solvent	Atlanta, Georgia	Industrial Wastewaters	Processing	Leased
First Source	Rockaway, New Jersey	Industrial Wastewaters	Field Services	Leased
D&H Holding	Hammond, Indiana	Industrial Wastewaters	Processing	Leased
Parallel KY	Louisville, Kentucky	Bulk Liquids and Dated Beverages	Processing	Owned
A&A Environmental	Carlisle, Pennsylvania	Industrial Wastewaters	Field Services	Leased
	Baltimore, Maryland	Industrial Wastewaters	Processing	Owned
	Salisbury, Maryland	Industrial Wastewaters	Field Services	Leased
	Stafford, Virginia	Industrial Wastewaters	Field Services	Leased

Facility	Location	Liquid Wastes Managed	Facility Type	Owned/Leased

Northern A-1	Kalkaska, Michigan	Industrial Wastewaters	Processing	Owned
	Muskegon, Michigan	Industrial Wastewaters	Field Services	Leased
	Montague, Michigan	Industrial Wastewaters	Field Services	Leased
Safety First	Kalkaska, Michigan	N/A	Other	Leased
	Traverse City, Michigan	N/A	Other	Leased
Gateway Terminal	Carteret, New Jersey	Industrial Wastewaters	Processing	Leased
E-Max Allegheny	Pittsburgh, Pennsylvania	Industrial Wastewaters	Processing	Leased
Cactus	Dallas, Texas	Industrial Wastewaters	Collection	Owned
Romic AZ	Chandler, Arizona	Hazardous Wastes; Industrial Wastewaters	Processing	Leased
Romic CA	East Palo Alto, California	Hazardous Wastes; Industrial Wastewaters	Processing	Owned
	Redwood City, California	Hazardous Wastes; Industrial Wastewaters	Processing	Leased
Romic Irwindale	Irwindale, California	Hazardous Wastes; Industrial Wastewaters	Collection	Leased
Romic NW	Clackamas, Oregon	Hazardous Wastes; Industrial Wastewaters	Collection	Leased
Romic Tacoma	Tacoma, Washington	Hazardous Wastes; Industrial Wastewaters	Collection	Leased
USL Florida	Tampa, Florida	Hazardous Wastes; Industrial Wastewaters	Processing	Owned
Waste Research	Augusta, Georgia	Industrial Wastewaters	Processing	Owned
	Macon, Georgia	Industrial Wastewaters	Processing	Owned
	Winston-Salem, North Carolina	Industrial Wastewaters	Field Services	Leased
USL Detroit	Detroit, Michigan	Hazardous Wastes;	Processing	Owned
Industrial Wastewaters

     The Oilfield Waste Division operates six oilfield waste processing facilities and ten commercial saltwater injection wells. The following table sets forth certain information relating to each processing facility:

Facility	Location	Facility Type	Owned/Leased

USL Louisiana	Bateman Island, Louisiana	Processing	Leased
	Bourg, Louisiana	Processing	Leased
	Elm Grove, Louisiana	Processing	Owned
	Mermentau, Louisiana	Processing	Owned
	Bustamonte, Texas	Processing	Owned
	San Isidro, Texas	Processing	Leased

     The Oilfield Waste Division also operates six transfer stations that accept oilfield waste from customers and then transfer the waste to an appropriate processing facility. The following table sets forth certain information relating to each transfer station:

Facility	Location	Facility Type	Owned/Leased

USL Louisiana	Berwick/Morgan City, Louisiana	Transfer Station	Leased
	Cameron, Louisiana	Transfer Station	Leased
	Fourchon, Louisiana	Transfer Station	Leased
	Intracoastal City, Louisiana	Transfer Station	Leased
	Corpus Christi, Texas	Transfer Station	Leased
	Galveston, Texas	Transfer Station	Leased

     In addition to the facilities described above, we also own a facility in Lacassine, Louisiana that was previously used for landfarming of oilfield waste and naturally occurring radioactive material. This facility has been closed in accordance with Louisiana law.

     Our facilities satisfy our present requirements; however, we intend to expand the processing capabilities of certain of our liquid waste processing facilities and increase the number and types of permitted waste streams of such facilities. We believe that the remaining capacity of each of the landfarms that we lease is sufficient for at least 25 years; which, in each case, exceeds the remaining term (including options) of the lease agreement for such facility. We also believe that the remaining capacity at each of the landfarms that we own is sufficient for at least 25 years.

Item 3. Legal Proceedings

Regulatory Proceedings

     In October 2002, U S Liquids of Detroit, Inc., one of our subsidiaries, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the EPA and the Federal Bureau of Investigation (“FBI”) in August 1999. Under the terms of the agreement, U S Liquids of Detroit entered a guilty plea to specified violations of RCRA and the Rivers and Harbors Act and was placed on probation for five years. The agreement requires, among other things, that we pay a $4.5 million penalty and contribute $1.0 million to certain community service organizations. These amounts will be paid over a five year period. The United States District Court for the Eastern District of Michigan will determine at the end of the probationary period whether and to what extent interest must be paid on the deferred payments. During the fourth quarter of 2001, we took a charge of $5.0 million to establish a reserve for this matter. After considering the net present value of the total obligation, this reserve was reduced by $0.9 million during the fourth quarter of 2002. An additional charge may be required if interest is imposed by the court on the deferred payments. As of December 31, 2002, the remaining reserve was $3.9 million.

     The EPA notified us in 1999 that liquid waste received by our former Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. We believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred to deliver this waste to a third party for processing and disposal. As of December 31, 2002, we had a remaining reserve of approximately $0.2 million to process and dispose of the remaining waste.

     In the fourth quarter of 1999, the EPA notified us of certain alleged violations of RCRA by our former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from CERCLA sites that it was not permitted to accept and then improperly disposed of such waste. In July 2001, we entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, we paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, we received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to us at the time, we believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, we received a follow-up subpoena seeking additional documentation. Shortly thereafter, we were advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. We have cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. We do not believe that the results of this investigation will have a material adverse effect on our business, results of operations or financial condition.

     We acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially completed at all three sites. Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of December 31, 2002, the balance of this reserve was $2.8 million, of which $0.2 million is expected to be paid in 2003. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

     The operations of the Innovative Services Group of our Commercial Wastewater Division are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our Parallel Products’ premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Parallel Products facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon our discussions with the ATF, we believe that our offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that we submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in our documentation. We are currently engaged in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and we believe that satisfactory settlements can be reached with all of the other affected customers. Based upon the information available, we have continued to maintain a reserve for this matter. As of December 31, 2002, the total reserve remaining was $0.4 million. Management believes that this reserve is sufficient.

Litigation

     During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits were consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company’s financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act. In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to our March 1999 stock offering. Further proceedings and discovery of the lawsuit have been suspended pending the resolution of our dispute with our insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs. The Company and our insurance carrier have both moved for summary judgment on the issue of whether such insurance coverage exists.

     In addition, one stockholder of the Company has filed a lawsuit against certain of the current and former officers and directors of the Company in connection with the operation of our Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders. As of the date of this report, no ruling has been made by the court on our motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of our dispute with our insurance carrier over whether insurance coverage exists for the claims asserted in the securities class action.

     On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in Company common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement. This lawsuit is currently set for trial on July 14, 2003.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and we made payments totaling $0.5 million in October 2002. We have committed to making additional payments of $1.0 million during 2003 and $0.7 million in 2004. After the fourth quarter claims resolution, the reserve was adjusted to $3.7 million. Management believes that the reserve is sufficient to satisfy our obligations with respect to such payments, as well as all remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that our actual costs will not exceed the amount reserved.

     In February 1998, we entered into an employment agreement with our former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with us alleging that we breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against us seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. We deny that we have any liability to Mr. Blackwell. The arbitration is currently scheduled to begin on May 7, 2003.

     On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against us and certain of our current and former officers. Mr. Rosen alleges, among other things, that we breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain of our subsidiaries and because he refused to certify, for internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. We have denied all of Mr. Rosen’s allegations and we deny that we have any liability to Mr. Rosen.

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

     We are involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on our consolidated financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is traded on the American Stock Exchange under the symbol “USL.” The following table sets forth, for the periods indicated, the range of the high and low sales prices for the common stock as reported on the American Stock Exchange.

	Price Range of
	Common Stock

	High	Low
Year Ended December 31, 2002:
First Quarter	$5.55	$3.29
Second Quarter	3.50	2.30
Third Quarter	3.15	0.50
Fourth Quarter	0.79	0.38
Year Ended December 31, 2001:
First Quarter	$4.20	$2.00
Second Quarter	5.25	2.87
Third Quarter	6.25	4.25
Fourth Quarter	5.75	4.85

     The number of holders of record of common stock at March 10, 2003 was 179.

     We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We are prohibited from declaring or paying cash dividends on our capital stock under the terms of our revolving credit facility.

     On November 15, 2002, we completed the acquisition of six oilfield waste transfer stations from Trinity Storage Services, L.P. In connection with the closing of this transaction, we issued to Trinity warrants to purchase 100,000 shares of the Company’s common stock. The warrants may be exercised at any time before November 16, 2007. The exercise price for 50,000 of the shares underlying such warrant is $1.98 per share. The exercise price for the remaining 50,000 shares underlying such warrant is $2.475 per share. This sale was exempt from registration under Section 4(2) of the Securities Act of 1933 since no public offering was involved.

Item 6. Selected Financial Data

     The consolidated statements of operations and balance sheet data in the table below set forth our consolidated financial data as of December 31, 2002 and 2001, and for the years ended December 31, 2002, 2001 and 2000, which is derived from the audited financial statements which appear elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1999 and 1998 and the consolidated balance sheet data as of December 31, 2000, 1999 and 1998 was derived from the audited financial statements restated for discontinued operations which do not appear in this report.

Statements of Operations Data:

	Years Ended December 31,

	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Revenues	$150,803	$173,424	$175,925	$160,721	$67,790
Operating expenses	109,139	119,957	129,319	105,959	36,167

Operating margin	41,664	53,467	46,606	54,762	31,623
Depreciation and amortization	10,936	13,323	13,076	11,419	5,208
Selling, general and administrative expenses	25,097	21,861	28,883	20,196	9,335
Goodwill impairment	40,110	—	—	—	—
Special charge (income), net	(3,383)	(1,603)	708	15,138	—

Income (loss) from operations	(31,096)	19,886	3,939	8,009	17,080
Interest expense	9,027	9,622	10,854	6,977	3,547
Other income, net	(111)	(462)	(304)	(394)	(127)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(40,012)	10,726	(6,611)	1,426	13,660
Provision (benefit) for income taxes	(2,927)	3,393	5,230	2,360	5,326

Income (loss) from continuing operations	(37,085)	7,333	(11,841)	(934)	8,334

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(20,208)	(7,947)	(19,716)	(65)	4,145
Income taxes	280	(4,000)	(6,180)	243	1,707

Income (loss) on discontinued operations	(20,488)	(3,947)	(13,536)	(308)	2,438
Cumulative effect of change in accounting principle	91,003	—	—	—	—

Net income (loss)	$(148,576)	$3,386	$(25,377)	$(1,242)	$10,772

Basic earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(2.31)	$0.46	$(0.75)	$(0.06)	$0.81
Discontinued operations	(1.27)	(0.25)	(0.86)	(0.02)	0.23
Cumulative effect of change in accounting principle	(5.66)	—	—	—	—

Basic earnings (loss) per common share	$(9.24)	$0.21	$(1.61)	$(0.08)	$1.04

Diluted earnings (loss) per common share:
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(2.31)	$0.44	$(0.75)	$(0.06)	$0.72
Discontinued operations	(1.27)	(0.24)	(0.86)	(0.02)	0.21
Cumulative effect of change in accounting principle	(5.66)	—	—	—	—

Diluted earnings (loss) per common share	$(9.24)	$0.20	$(1.61)	$(0.08)	$0.93

Weighted average number of common shares outstanding	16,079	15,988	15,798	15,324	10,317

Weighted average number of common and common equivalent shares outstanding	16,079	16,728	15,798	15,324	11,637

Balance Sheet Data:

	As of December 31,

	2002	2001	2000	1999	1998
	(In thousands)
Working capital	$(73,388)	$6,642	$11,093	$10,189	$2,936
Total assets	154,999	321,344	352,177	369,083	252,165
Long-term obligations, including current maturities	81,146	91,928	111,519	104,826	68,394
Stockholders’ equity	19,943	168,453	164,870	190,148	124,944

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion reviews our operations for the three years ended December 31, 2002 and should be read in conjunction with our consolidated financial statements and related notes and the other financial information appearing elsewhere in this report. The information in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate,” and “continue” or similar words. Our actual results, performance or achievements could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in “Business-Factors Influencing Future Results and Accuracy of Forward-Looking Statements” in Item 1 of this report.

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

     On November 6, 2002, we completed the sale of substantially all of the Texas operations in our Commercial Wastewater Division. The transaction, structured as an asset sale, included substantially all of our operations principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio. Gross proceeds from the sale, which were subject to certain post-closing adjustments, amounted to $15.0 million.

     During the quarter ended December 31, 2002, we decided to divest of or suspend operations at several non-core and underperforming operations in our Commercial Wastewater Division. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have reported the assets, liabilities and results of operations of these businesses and the Texas businesses referred to above separately as discontinued operations and restated all prior period financial information to present the results of continuing and discontinued operations separately.

     The Commercial Wastewater Division generated $71.1 million, or 47.1%, of our revenues from continuing operations for the year ended December 31, 2002. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Historically, some of our by-product sales involved the brokering of industrial and fuel grade ethanol produced by third parties; however, as of December 31, 2001, we had essentially exited the ethanol brokerage business. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

     The Industrial Wastewater Division generated $59.6 million, or 39.6%, of our revenues from continuing operations for the year ended December 31, 2002. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Oilfield Waste Division generated $20.1 million, or 13.3%, of our revenues from continuing operations for the year ended December 31, 2002. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated amount of expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred. Our operating margins in the Oilfield Waste Division are typically higher than in the Commercial Wastewater Division and in the Industrial Wastewater Division.

     From the time of our formation in 1996 until June 30, 2002, Newpark Resources, Inc. (“Newpark”) was the largest customer of the Oilfield Waste Division. In 1998, we entered into a disposal agreement with Newpark whereby we agreed to process specified amounts of oilfield waste each year for a period of approximately three years in return for $30.0 million. Effective July 1, 2002, this disposal agreement was terminated. As part of the termination of this disposal agreement, our related agreement not to compete with Newpark for oilfield waste generated offshore and/or in inland waters of the Gulf Coast region was also terminated. Although certain of our landfarms hold the permits necessary to accept oilfield waste generated offshore and/or in inland waters of the Gulf Coast region, in order to more effectively compete with Newpark and other industry participants for such waste, on November 15, 2002, we purchased from Trinity Storage Services, L.P. six oilfield waste transfer stations located along the Gulf Coast of Louisiana and Texas for approximately $3.0 million in cash and warrants to purchase 100,000 shares of our common stock. These transfer stations provide collection points for the receipt of offshore oilfield waste from all of the major Gulf Coast markets.

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

Critical Accounting Policies

     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, processing expenses, closure and remediation reserves and assessment of goodwill impairment.

     Revenue Recognition. In accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition,” we recognize revenue from processing services when material is unloaded at one of our facilities, if delivered by the customer, or at the time of waste acceptance at the customer’s facility, if we collect the materials from the customer’s facility. We recognize revenue at the time our facility accepts the waste because the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to us. By-product sales are recognized when the by-product is shipped to the buyer.

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

     Closure and Remediation Reserves. Our closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of our landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. The closure and remediation reserves include both our open and closed facilities, as well as all third party sites for which we have been determined to be a potentially responsible party and which require remediation. The reserves required could be affected by changes in regulations, project progress, technology changes or improvements, identification of changed contamination levels, settlement of liability claims or other factors. The reserves are then adjusted based on management’s updated knowledge of the applicable items above. We review the status of the reserves for each facility and monitor all activity.

     Goodwill Impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment tests during the first fiscal quarter.

     Other critical accounting policies affecting judgments and estimates include:

     Allowance for Doubtful Accounts. We extend credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We perform on-going credit analyses of the accounts of our customers and provide allowances as deemed necessary.

     Income Taxes. We recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws in effect in the years which the differences are expected to reverse. We have established valuation allowances to reduce deferred income tax assets to estimated realizable value.

     Self-Insurance. We retain the risk for uninsured employee group health clam deductibles which are subject to annual aggregate limits. Losses up to the deductible amount are based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. We have provided financial assurance in the form of letters of credit to our insurance carrier. As claims develop and additional information becomes available, adjustments to loss reserves and the amount of such financial assurance may be required.

Special Charges

     During each of the years ended December 31, 2002 and 2001, we recorded special charges that increased net income. During the year ended December 31, 2000, we recorded special charges that reduced net income. Set forth below is a description of these special charges.

2002 Adjustments and Insurance Settlement

2002
Special
Description	Income

(In thousands)
Re-Claim Louisiana Lease Liability	$(1,026)
Insurance Claim Proceeds	(2,150)
Detroit Fine Adjustment	(856)
Reliance Bankruptcy Adjustment	727
Other Income, net	(78)

Total Special Income, net December 31, 2002	$(3,383)

     As discussed below, in 2000, a reserve was set up for the remaining lease liability at our former Re-Claim Louisiana facility due to the closing of the facility. During the fourth quarter of 2002, we were able to negotiate a cancellation of this lease by paying six months of rent in advance. As such, the remaining liability of $1.0 million was reversed.

     In addition to the claim filed and insurance proceeds received in 2001 (as discussed below), we submitted a claim to one of our insurance companies for losses incurred as a result of the temporary closing of our Detroit facility. During the third quarter of 2002, we agreed to accept $2.4 million in complete satisfaction of the claim under this policy. $2.15 million of this amount was paid directly to us in September 2002 and the remainder was paid to the attorneys representing us in this matter.

     As discussed below, in 2001, a $5.0 million reserve was set up for the possible settlement of the investigation of our Detroit facility. This amount was adjusted during the fourth quarter of 2002 after considering the net present value of the settlement reached in the fourth quarter.

     As discussed below, in 2001, a $3.5 million reserve was set up for claims not resolved before our former insurance carrier Reliance Insurance Company was placed in liquidation. This amount was adjusted during the fourth quarter of 2002 after considering the net present value of certain settled obligations and our estimate of the remaining possible claims.

2001 Regulatory and Legal Resolutions and Operations Held for Sale

2001
Special
Description	Income

(In thousands)
National Steel Settlement	$(7,500)
Insurance Claim Proceeds	(3,750)
Detroit Fine	5,000
Reliance Bankruptcy	3,500
Goodwill Write-down	1,155
Other Income, net	(8)

Total Special Income, net December 31, 2001	$(1,603)

     During 2000, we filed suit against National Steel Corporation (“National Steel”) for not properly identifying PCB contaminated materials as required by law when delivered to our Detroit facility. In filing the suit, we were seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure. In April 2001, we entered into a settlement agreement with National Steel. As part of the settlement agreement, in April 2001, National Steel paid $7.5 million to us.

     In addition to filing suit against National Steel, we also submitted a claim under our property damage policy for losses incurred as a result of the temporary closing of the Detroit facility in August 1999 and the delivery of PCB contaminated waste to a landfill owned by Waste Management, Inc. During the third quarter of 2001, we agreed to accept $3.75 million in complete satisfaction of our claim under the policy. The funds were paid to us in August 2001.

     In 1999, the EPA and the FBI executed a search warrant at the Detroit facility seeking documentation relating to the facility’s operations. During the fourth quarter of 2001, we established a reserve of $5.0 million for amounts expected to be paid in connection with a possible settlement of this matter. See Item 3. Legal Proceedings above.

     Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, $3.5 million was reserved for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation.

     During the fourth quarter of 2000, we approved the divestiture of certain non-core operations and recorded special charges related thereto. During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value resulting in a write-down of goodwill of approximately $1.2 million. In December 2001, we made the decision to assimilate the remaining operations back into our core business.

2000 Operations Held for Sale or Closure

2000
Special
Description	Charges

(In thousands)
Estimate of Losses on Sales	$2,622
Re-Claim Louisiana Shut Down	10,221
Legal Fees	208
PCB Costs at Detroit	471
Disposal Agreement Termination	(12,814)

Total Special Charges, net December 31, 2000	$708

     During the fourth quarter of 2000, we recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute. The special charges included (i) $2.6 million for estimated losses from the sale of certain operations in the Commercial Wastewater Division, (ii) $10.2 million for the closure of the Re-Claim Louisiana facility, which included approximately $1.6 million for processing costs and approximately $1.6 million for the remaining lease liability, (iii) legal fees of $208,000 associated with (i) and (ii) above, and (iv) additional charges of $471,000 for the disposal of PCB contaminated materials at our Detroit facility. During this period, we also recognized net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management, Inc. that was entered into in May 1998 in connection with the acquisition of the Detroit facility.

Results of Operations

   Years Ended December 31, 2002 and 2001

     Revenues. Revenues for the year ended December 31, 2002 decreased $22.6 million, or 13.0%, from $173.4 million for the year ended December 31, 2001 to $150.8 million for the year ended December 31, 2002.

     The Commercial Wastewater Division contributed $71.1 million, or 47.1%, of 2002 revenues and $81.9 million, or 47.2%, of 2001 revenues. Collection and processing fees generated $59.5 million, or 83.7%, and $65.7 million, or 80.2%, of the Commercial Wastewater Division’s revenues for 2002 and 2001, respectively. Revenues from collection and processing of waste decreased $6.2 million, or 9.4%, due primarily to less event driven projects in 2002 compared to 2001 mainly in the eastern United States. By-product sales generated the remaining $11.6 million, or 16.3%, and $16.2 million, or 19.8%, of the Commercial Wastewater Division’s revenues for 2002 and 2001, respectively. The decrease in by-product sales was primarily due to exiting the brokered ethanol business and decreased volumes of waste processed.

     The Industrial Wastewater Division contributed $59.6 million, or 39.6%, of 2002 revenues and $64.4 million, or 37.2%, of 2001 revenues. The Industrial Wastewater Division’s revenues decreased $4.8 million, or 7.4%, primarily due to the impact of the slowdown in the technology sector on our West Coast facility, offset in part by improved performance at our Detroit facility of $2.1 million. Collection and processing fees generated $54.0 million, or 90.6%, and $58.4 million, or 90.7%, of the Industrial Wastewater Division’s revenues for 2002 and 2001, respectively. By-product sales generated the remaining $5.6 million, or 9.4%, and $6.0 million, or 9.3%, of the Industrial Wastewater Division’s revenues for 2002 and 2001, respectively.

     The Oilfield Waste Division contributed $20.1 million, or 13.3%, of 2002 revenues and $27.1 million, or 15.6%, of 2001 revenues. The Oilfield Waste Division’s revenues decreased approximately $7.0 million, or 25.8%, primarily due to the non-renewal of our agreement with Newpark Resources, combined with a reduction in the rig count in 2002 compared to 2001. The Newpark Resources agreement generated approximately $9.6 million in revenues in 2001 compared to approximately $4.7 million in 2002.

     Operating Expenses. Operating expenses decreased $10.8 million, or 9.0%, from $120.0 million for the year ended December 31, 2001 to $109.1 million for the year ended December 31, 2002. As a percentage of revenues, operating expenses increased from 69.2% in 2001 to 72.4% in 2002. The increase was primarily due to those operations with decreased revenues in the Commercial Wastewater Division that did not have a proportionate decrease in operating expenses. In addition, operating costs were higher as a percentage of revenues in the Oilfield Waste Division as a result of the non-renewal of our agreement with Newpark Resources.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $2.4 million, or 17.9%, from $13.3 million for the year ended December 31, 2001 to $10.9 million for the year ended December 31, 2002. The decrease was attributable primarily to the discontinued amortization of goodwill in accordance with SFAS No. 142. Goodwill amortization from continuing operations in the prior year period amounted to approximately $3.4 million. The decrease was partially offset by increased depreciation expense of $0.5 million due to the implementation during 2002 of a new operating and billing system. As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% in 2001 to 7.3% in 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.2 million, or 14.8%, from $21.9 million for the year ended December 31, 2001 to $25.1 million for the year ended December 31, 2002. The increase resulted primarily from severance expenses of $1.8 million and increased professional fees of $0.8 million. As a percentage of revenues, selling, general and administrative expenses increased from 12.6% in 2001 to 16.6% in 2002.

     Goodwill Impairment. During the third quarter of 2002, several goodwill impairment indicators arose prompting us to perform the impairment test dictated by SFAS No. 142. Based on the results of the test, in the quarter ended September 30, 2002, we recorded a charge of $51.0 million. During the fourth quarter of 2002, we sold the majority of our Texas operations and recognized a goodwill impairment charge of $0.8 million related to the retained Texas operations. Due to the implementation of SFAS No. 144, $11.7 million of the impairment charge recorded in the third quarter of 2002 was reclassified during the fourth quarter to discontinued operations.

     Special Charge (Income), net. Special income, net increased from $1.6 million in 2001 to $3.4 million in 2002. The 2002 items consisted of (a) a $1.0 million reduction of a reserve for the Re-Claim Louisiana lease liability as a result of a negotiated cancellation of the lease, (b) $2.15 million received from an insurance claim filed as a result of the closure of our Detroit facility in August 1999, (c) a reduction of $0.9 million to adjust the reserve initially established for the settlement of the investigation of the Detroit facility to its net present value, (d) an additional reserve of $0.7 million to increase the reserve established as a result of the liquidation of our former insurance carrier, Reliance, for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation and (e) miscellaneous income of $0.1 million. The 2001 items consisted of (a) $7.5 million received as a result of our settlement agreement with National Steel, (b) $3.75 million received from a claim filed under a property damage policy as a result of the closure of our Detroit facility, (c) a $5.0 million reserve for the possible settlement of the investigation at our Detroit facility, (d) a $3.5 million reserve as a result of the liquidation of Reliance, (e) a goodwill write-down of $1.2 million as a result of an operation previously classified as held for sale being adjusted to fair value and (f) miscellaneous income of $0.08 million.

     Interest Expense and Other Income, net. Interest expense and other income, net decreased approximately $0.2 million, or 2.7%, from $9.2 million for the year ended December 31, 2001 to $8.9 million for the year ended December 31, 2002. This decrease resulted from reduced borrowings under our revolving credit facility and lower interest rates offset partially by lower levels of other income.

     Income Taxes. We recognized an income tax benefit of $2.9 million for the year ended December 31, 2002 as compared to an income tax expense of $3.4 million for the year ended December 31, 2001. The 2002 income tax benefit primarily represents the portion of income taxes paid in prior years which we could recover from carrying back losses. In the year ended December 31, 2001, we provided income taxes on that year’s taxable income.

   Years Ended December 31, 2001 and 2000

     Revenues. Revenues for the year ended December 31, 2001 decreased $2.5 million, or 1.4%, from $175.9 million for the year ended December 31, 2000 to $173.4 million for the year ended December 31, 2001.

     The Commercial Wastewater Division contributed $81.9 million, or 47.2%, of 2001 revenues and $97.1 million, or 55.2%, of 2000 revenues. Collection and processing fees generated $65.7 million, or 80.2%, and $66.7 million, or 68.7%, of the Commercial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from collection and processing of waste decreased $1.0 million, or 1.6%, primarily due to the benefit in fiscal year 2000 of revenues generated from a major oil spill project. By-product sales generated the remaining $16.2 million, or 19.8%, and $30.4 million, or 31.3%, of the Commercial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from the sale of by-products decreased $14.1 million, or 46.5%, primarily due to lower brokered ethanol sales. As of December 31, 2001, we had essentially exited the business of brokering ethanol produced by third parties.

     The Industrial Wastewater Division contributed $64.4 million, or 37.2%, of 2001 revenues and $57.1 million, or 32.5%, of 2000 revenues. Collection and processing fees generated $58.4 million, or 90.7%, and $52.2 million, or 91.3%, of the Industrial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from the collection and processing of waste increased $6.3 million, or 12.0%, primarily due to improved performance at our Detroit facility of $6.1 million. By-product sales generated the remaining $6.0 million, or 9.3%, and $4.9 million, or 8.7%, of the Industrial Wastewater Division’s revenues for 2001 and 2000, respectively.

     The Oilfield Waste Division contributed $27.1 million, or 15.6%, of 2001 revenues and $21.7 million, or 12.3%, of 2000 revenues. The Oilfield Waste Division’s revenues increased $5.4 million, or 24.7%, primarily due to increased on-shore drilling activity.

     Operating Expenses. Operating expenses decreased $9.4 million, or 7.2%, from $129.3 million for the year ended December 31, 2000 to $120.0 million for the year ended December 31, 2001. As a percentage of revenues, operating expenses decreased from 73.5% in 2000 to 69.2% in 2001. This decrease resulted from lower brokered ethanol sales, which produced margins in the range of -2.0% to 2.0%.

Operating improvements implemented at our Detroit facility also contributed to this decrease, as well as our Oilfield Division, which maintained its cost base with a significant revenue increase. Expenses also improved due to a reduction in estimated uninsured losses of $1.4 million at the end of the annual insurance year in August 2001.

     Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 1.9%, from $13.1 million for the year ended December 31, 2000 to $13.3 million for the year ended December 31, 2001. As a percentage of revenues, depreciation and amortization expenses increased from 7.4% in 2000 to 7.7% in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.0 million, or 24.3%, from $28.9 million for the year ended December 31, 2000 to $21.9 million for the year ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 16.4% in 2000 to 12.6% in 2001. This improvement resulted primarily from decreased legal fees of $2.4 million and decreased bad debt expense of $2.0 million. In addition, the 2000 fiscal year included severance expenses of $2.1 million associated with the resignation of a senior executive officer and the elimination of our market development department.

     Special Charge (Income), net. Special income, net in 2001 consisted of (a) $7.5 million received as a result of our settlement agreement with National Steel, (b) $3.75 million received from a claim filed under a property damage policy as a result of the closure of our Detroit facility, (c) a $5.0 million reserve for the possible settlement of the investigation at our Detroit facility, (d) a $3.5 million reserve as a result of the liquidation of Reliance for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation, (e) a goodwill write-down of $1.2 million as a result of an operation previously classified as held for sale adjusted to fair value and (f) miscellaneous income of $0.08 million. Special charge, net in 2000 consisted of (a) $2.6 million associated with the decision to dispose of an operation in the Commercial Wastewater Division, (b) $10.2 million for the closure of the Re-Claim Louisiana facility, (c) $0.2 million for legal fees associated with (a) and (b) above, (d) $0.5 million of additional charges for the disposal of PCB contaminated materials at our Detroit facility and (e) $12.8 million, net pre-tax income relating to the termination of a disposal agreement with Waste Management, Inc.

     Interest Expense and Other Income, net. Interest expense and other income, net decreased $1.4 million, or 13.2%, from $10.6 million for the year ended December 31, 2000 to $9.2 million for the year ended December 31, 2001. This decrease resulted from lower interest rates and reduced borrowings.

     Income Taxes. The provision for income taxes decreased $1.8 million, or 35.1%, from $5.2 million for the year ended December 31, 2000 to $3.4 million for the year ended December 31, 2001 primarily due to the release of valuation allowances on prior year book losses on operations held for sale.

Liquidity and Capital Resources

     Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility.

     At December 31, 2002, we had negative working capital of $73.4 million. The working capital deficit is primarily the result of including our revolving credit facility in current liabilities. The facility, which matures on April 15, 2003, had an outstanding balance of approximately $76.8 million at December 31, 2002. We are working with our lenders on the terms of a three-month extension request that, if approved, is expected to satisfy our near-term working capital needs and allow additional time to secure new financing. Based on discussions with our lenders, we believe that any extension of the line of credit past the April 15, 2003 maturity date is unlikely to be granted until late March or early April 2003, if at all.

     On March 31, 2003, a quarterly interest payment of $1.8 million is due on the credit facility. We do not expect to have the funds available to make this payment and have asked our lenders to defer the payment as part of the requested extension of the maturity date of the credit facility. There can be no assurance that we will be successful in obtaining an extension of the maturity date of the credit facility or a deferral of the quarterly interest payment due on March 31, 2003.

     Our recent performance has caused us to violate various financial covenants of our credit facility. Prior to December 31, 2002, our lenders had been issuing short-term waivers. At December 31, 2002, we were not in compliance with the Funded Debt to Adjusted EBITDA ratio set forth in the credit agreement. Our lenders have not declared an event of default as a result of our noncompliance with this ratio; however, they have retained the right to do so.

     During 2002, the terms of the credit facility were amended on multiple occasions to remedy our non-compliance with certain financial covenants, restrict borrowings available to us and to approve the sales and acquisition of various of our operations. Furthermore, the amendments provided that the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of the credit facility significantly limit our ability to enter into leases or obtain additional debt outside of the facility. During the course of these amendments, we agreed to retain financial advisors acceptable to the lenders.

     Between December 31, 2002 and January 31, 2003, the terms of the credit facility were further amended to increase the limitation on our debt balance to 4.00 times Adjusted EBITDA, as defined in the credit agreement, permit the addback of EBITDA of up to $4.0 million of non-cash charges, and to require monthly reporting of our Funded Debt to Adjusted EBITDA and accounts receivable coverage ratios. Additionally, our lenders consented to the sale of various assets aggregating $1.8 million in sales price, provided that the net cash proceeds are used to reduce outstanding debts, and agreed to lend us up to $2.5 million to make payments on a finite risk bonding program. In March 2003, we retained an investment banker to pursue the sale of a major business unit of the Company. In exchange, the lenders eliminated the $3.4 million commitment reduction that had been previously deferred from the original due date of December 31, 2002.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through April 15, 2003 an event of default arising from the resignation of Michael P. Lawlor, our former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Board of Directors made his position permanent. The lenders have continued to waive the default arising from Mr. Lawlor’s departure, but have not yet approved Mr. DeArman’s appointment.

     To address the factors that have caused the violations of our credit agreement, our Board of Directors and management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by our lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold substantially all of the Texas operations in our Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt;

•	identified for sale or closure several additional underperforming businesses; and

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of our agreement with Newpark.

Management is also:

•	pursuing the sale of a major business unit of the Company as requested by our lenders;

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	actively seeking new financing and equity.

     As of December 31, 2002 and March 10, 2003, we had outstanding borrowings of approximately $76.8 million under our revolving credit facility. Letters of credit under the credit facility totaled $8.2 million and $8.0 million as of December 31, 2002 and March 10, 2003, respectively. Advances under the credit facility currently bear interest at the prime rate plus 6.0%. This includes a 2% default penalty as a result of our non-compliance with the Funded Debt to Adjusted EBITDA ratio. As of December 31, 2002 and March 10, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.3% and 10.3%, respectively, excluding amortization of prepaid financing costs. As of March 10, 2003, the unused portion of the credit facility was $4.2 million, none of which was available.

     We are also engaged in negotiations and due diligence with several institutional investors regarding an investment in exchange for equity or subordinated notes. We believe that this new capital would enable us to obtain a new credit facility and that both sources of capital would pay off the current credit facility and provide working capital. There can be no assurance that we will be successful in our refinancing efforts and any refinancing transaction is expected to result in substantial dilution to current stockholders. Our auditors have stated in their opinion that the working capital deficit caused by the close proximity of the maturity of our revolving credit facility and the lack of compliance with our credit facility raises substantial doubts about our ability to continue as a going concern. If we are unable to successfully restructure our indebtedness, we may be required to seek protection under the bankruptcy laws.

   Operating Cash Flows

     Cash flows from operations were $9.4 million and $24.4 million for the years ended December 31, 2002 and 2001, respectively. Cash flows from operations for the year ended December 31, 2001 benefited substantially from a $7.5 million payment we received in April 2001 from National Steel as part of the settlement of our lawsuit against them and the $3.8 million payment we received in August 2001 from our insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. Cash flows for the year ended December 31, 2002 benefited substantially from a $2.2 million payment we received in September 2002 from our secondary insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. We had negative net working capital of $73.4 million at December 31, 2002, compared to net working capital of $6.6 million at December 31, 2001. This decrease in net working capital is primarily due to the classification of our credit facility as short-term. Excluding our credit facility, working capital would have been $3.4 million at December 31, 2002.

     At December 31, 2002, we had a $3.9 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is based on the estimated total cost to close the facilities as calculated in accordance with the applicable regulations. Regulatory agencies require us to post financial assurance to assure that when a facility is closed, all waste at the facility will be treated and the facility will be closed appropriately. As of December 31, 2002, we had in place a total of $12.0 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities. As of December 31, 2002, we also had a $2.8 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In 2003, we expect to pay approximately $0.2 million of these remediation reserves.

     At December 31, 2002, we also had a $3.7 million unfunded reserve for the payment of insurance claims that will not be covered by Reliance Insurance Company, our former insurance carrier that was placed into liquidation. Certain of these insurance claims have been resolved and we have committed to making payments of $1.0 million during 2003 and $0.7 million in 2004. Additional payments above these commitments may be required but are unknown at this time.

     In October 2002, U S Liquids of Detroit, Inc., one of our subsidiaries, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the EPA and the FBI in August 1999. Payments of penalties and other charges assessed by the government totaling $5.5 million will be required over five years with $0.2 million paid in the fourth quarter of 2002, $1.2 million to be paid in 2003, $1.0 million to be paid in each of 2004, 2005 and 2006, and $1.1 million to be paid in 2007. In 2001, we recorded a $5.0 million unfunded reserve for these payments. After considering the net present value of the total obligation, this reserve was reduced to $4.1 million during the fourth quarter of 2002. An additional charge may be required if interest is imposed on the deferred payments. See Item 3. Legal Proceedings.

     Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurance in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to our current financial condition there can be no assurance that we will be able to continue to obtain financial assurance on commercially reasonable terms without providing additional collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurance would have a material adverse effect on our business, results of operations and financial condition. In January 2003, we made the initial payment on a ten-year finite risk insurance policy. This policy provides up to $18 million toward the projected closure obligations for our facilities, as well as up to $12.4 million of performance bonding capacity. Management believes that this policy will satisfy all of our bonding needs for the foreseeable future but there can be no assurance that this policy will be sufficient to satisfy all of our future bonding needs.

     2003 operating cash flows from continuing operations are estimated to be approximately $8.8 million. This amount is net of all projected interest costs, expected payments on reserves and obligations on the Company’s finite risk bonding program. Operating cash flows will be the primary source of funding our capital budget in 2003. Any remaining amounts will be used to fund costs associated with our re-financing efforts and to reduce outstanding debts. Projected interest costs have been calculated using the interest rates currently in effect under our revolving credit facility and do not contemplate a possible refinancing of our existing indebtedness. In addition, our projected interest costs assume a 1.25% increase in the prime rate over the course of the year.

   Investing Activities

     Capital expenditures during 2002 were $7.3 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades, as well as injection wells and excavation of disposal cells. In addition, on November 15, 2002, we acquired six oilfield waste transfer stations from Trinity. The total consideration for this acquisition was approximately $3.0 million in cash and warrants to purchase 100,000 shares of our common stock.

     On November 6, 2002, we completed the sale of substantially all of our Texas operations in the Commercial Wastewater Division for gross proceeds of $15 million, of which $13.25 million was received at closing. Of the amount received at closing, $9.0 million was used to pay down our debt balance, $2.5 million was used to complete the Trinity acquisition and $1.75 million was retained for immediate working capital needs related to the sold businesses.

     Capital expenditures for our continuing operations for 2003 are estimated at approximately $6.1 million. Approximately $2.1 million of this amount is scheduled to be invested in the Commercial Wastewater Division for vehicles and plant improvements. Approximately $2.7 million is scheduled to be invested in the Industrial Wastewater Division for plant improvements and expansion and equipment. Approximately $1.2 million is budgeted for the Oilfield Waste Division. The remaining $0.1 million will be used for software and computer upgrades at our corporate headquarters.

   Financing Activities

     At December 31, 2002, approximately $78.5 million of principal payments on debt obligations were payable during the next twelve months. These payments are expected to be funded from operating cash flows and from borrowings against our revolving credit facility, if the facility is extended.

     Our future contractual obligations include:

	Payments Due by Period

	(In thousands)
	Less than
Contractual Obligations	1 year	2004	2005	2006	2007	Thereafter	Total

Debt and Capital Lease Obligations	$78,480	$821	$430	$424	$17	$982	$81,154
Operating Lease Obligations	3,493	2,551	1,953	1,609	1,282	8,650	19,538
Closure and Remediation Reserves	178	750	500	250	250	4,740	6,668
Detroit Settlement Agreement	1,108	605	684	773	974	—	4,144
Reliance Insolvency Obligations	788	610	—	—	—	—	1,398
Severance Obligations	1,134	606	275	—	—	—	2,015

	$85,181	$5,943	$3,842	$3,056	$2,523	$14,372	$114,917

     Our other commercial commitments expire as follows:

	Amount of Commitment Expiration Per Period

	(In thousands)
Other Commercial	Less than
Commitments	1 year	2004	2005	2006	2007	Thereafter	Total

Standby Letters of Credit	$8,190	$—	$—	$—	$253	$—	$8,443
Performance Bonds(1)	10,348	210	—	—	—	—	10,558

	$18,538	$210	$—	$—	$253	$—	$19,001

(1)	Consists of short-term bonds securing our performance under the terms of certain contracts with certain of our customers.

     In January 2003, we entered into a ten-year finite risk insurance policy to provide up to $18 million toward the projected closure obligations for our facilities. $2.5 million was paid at inception with $2.3 million remaining due in 2003, $0.5 million due in each of 2004 through 2006 and $0.4 million due in each of 2007 through 2011. The total policy premium is $8.0 million. The policy may be canceled on any anniversary date of the policy. In the event of cancellation, 90% of all premium payments made, plus interest and less closure costs paid, is refundable to the Company.

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 were effective for the Company as of January 1, 2003. We are evaluating the provisions of SFAS No. 143 and at present have not determined the impact of adopting SFAS No. 143. Adoption of SFAS No. 143 could have a material impact on our results of operations.

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. We adopted SFAS No. 144 on January 1, 2002. See Note 6 to our consolidated financial statements for a discussion regarding the impact of adoption of this statement.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement were required to be adopted at various times during 2002 and did not have an impact on the December 31, 2002 financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. We adopted the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exist or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized. We will apply the effects of this statement on a prospective basis.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will begin disclosing the required interim financial information for the quarter ending March 31, 2003.

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This Interpretation also incorporates, without change, the guidance in FIN No. 34, which is being superseded. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002 must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they are still required to be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. See Note 20 to our consolidated financial statements for the required disclosures as of December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximated $80.7 million as of December 31, 2002.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of March 10, 2003, $76.8 million had been borrowed under the revolving credit facility. As of March 10, 2003, amounts outstanding under the revolving credit facility were accruing interest at approximately 10.3% per year, excluding amortization of prepaid financing costs. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of March 10, 2003 would approximate 43 basis points. Such an increase in interest rates would increase our annual interest expense by approximately $0.3 million assuming the amount of debt outstanding remains constant.

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

Item 8. Financial Statements and Supplementary Data

     The financial statements required by this item are included in this report beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     A change in independent auditors from Arthur Andersen LLP to Deloitte & Touche LLP was reported in a Current Report on Form 8-K dated June 14, 2002.

PART III

General

Item 10. Directors and Executive Officers of the Registrant

     The following is a brief account of the business experience of each of our directors and executive officers, including his principal occupation and employment during the relevant period, and the name and principal business of any corporation or other organization in which each person has been occupied or employed. Directorships in certain companies presently held by a director or executive officer are also set forth.

     William M. DeArman (age 51) is a co-founder of the Company and has served as the Chairman and Chief Executive Officer of the Company since August 2002 and as a director of the Company since May 2001. In 1989, Mr. DeArman co-founded Republic Waste Industries, Inc. n/k/a Republic Services, Inc. From 1991 through 1996, he was a Vice President, Partner and Director of Sanders Morris Mundy Inc. (now Sanders Morris Harris Inc.), a Houston based investment firm. From 1997 to August 2002, Mr. DeArman devoted most of his time to managing his personal investment portfolio. Mr. DeArman is also the manager and majority owner of Premium Aircraft Parts LLC, a company engaged in the sale of new and aftermarket aircraft parts. From 1975 to 1988, Mr. DeArman was an officer, director and shareholder of Fitzgerald, DeArman & Roberts, Inc. (“FDR”), an Oklahoma-based broker-dealer that was placed into bankruptcy in 1988. In 1987, the SEC alleged in civil and administrative actions that Mr. DeArman violated certain registration requirements of the federal securities laws relating to the sale of restricted securities and aided and abetted the filing of false Schedules 13D, and Mr. DeArman consented to the entry of an order permanently enjoining him from any such further violations of Sections 5(a) and 5(c) of the Securities Act and Section 13(d) of the Exchange Act. In connection with the settlement of the SEC actions, Mr. DeArman agreed to be suspended from association with any broker, dealer or investment adviser for a period of 90 days. In 1988, the Oklahoma Department of Securities (“ODS”) instituted an administrative action against FDR, Mr. DeArman, and certain other agents of FDR alleging, in part, that Mr. DeArman failed to adequately supervise such agents and aided and abetted in a scheme to induce purchases of certain securities. In May 1989, Mr. DeArman and the ODS entered into a consent decree whereby Mr. DeArman agreed to (i) refrain for four months from acting as an agent or principal of any broker-dealer or any investment adviser registered in Oklahoma, and (ii) refrain for one year from applying for registration as a principal or assuming any supervisory duties with any broker-dealer registered in Oklahoma. In addition, FDR and Mr. DeArman were also the subject of various civil lawsuits filed by customers of FDR alleging violations of Sections 5, 12 and 17 of the Securities Act, Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. In 1988, Mr. DeArman filed for bankruptcy pursuant to Chapter 7 under the U.S. Bankruptcy Code. Mr. DeArman’s term on the Board of Directors expires in 2005.

     Cary M. Grossman (age 49) has served as Executive Vice President and Chief Financial Officer of the Company since September 2002. Mr. Grossman joined the Company from Pentacon, Inc., an industrial distribution company with 2001 revenues of $260 million. Mr. Grossman was a co-founder of Pentacon and served as a director from 1998 to April 2001 and as Chairman of Pentacon from April 2001 to September 2002. Pentacon filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in May 2002 and sold substantially all of its assets to Anixter International, Inc. in September 2002. From 1991 until joining the Company, Mr. Grossman was also the managing principal of McFarland, Grossman & Company, a Houston based investment firm. Prior to that, Mr. Grossman practiced public accounting for 15 years. Mr. Grossman is a certified public accountant and graduated from the University of Texas in 1976 with a Bachelors Degree in Business Administration.

     John P. Miklich (age 42) has served as Executive Vice President and Chief Operating Officer of the Company since July 2001 and as a director of the Company since March 2002. Mr. Miklich has an extensive background in the environmental industry, working for various divisions of Safety-Kleen Corp. f/k/a Laidlaw Environmental Services, Inc. from 1986 to February 2001. Prior to joining the Company, Mr. Miklich served as the Senior Vice President of the Northeast Division of Safety-Kleen, where he had responsibility for operations, sales, compliance, health and safety, and public relations. Mr. Miklich’s term on the Board of Directors expires in 2003.

     Gary J. Van Rooyan (age 57) became Senior Vice President and General Counsel of the Company in September 1998. Mr. Van Rooyan has been engaged in the practice of law for over 27 years, nearly 17 of which have been in the waste industry. From August 1996 until September 1998, Mr. Van Rooyan was Senior Corporate Counsel for Browning-Ferris. From 1986 until August 1996, Mr. Van Rooyan held positions as Regional General Counsel for various regions of Browning- Ferris. From 1981 through 1985, Mr. Van Rooyan served as Senior Counsel for the Dresser Atlas Oilfield Services Group of Dresser Industries. From 1975 until 1981, Mr. Van Rooyan was engaged in the private practice of law.

     James C. Jackson (age 49) became Vice President and Chief Accounting Officer of the Company in January 2003. From 1997 through 2002, Mr. Jackson was Vice President & Controller of Pentacon, Inc. and its successor Anixter Pentacon Inc. Pentacon filed a voluntary petition for bankruptcy under Chapter 11 of the Bankruptcy Code in May 2002 and sold substantially all of its assets to Anixter International, Inc. in September 2002. From 1995 to 1997, Mr. Jackson was the Director-Corporate Accounting and Consolidations of Cooper Industries, Inc. From 1991 to 1995, he held various other accounting positions with Cooper Industries. Prior to 1991, Mr. Jackson practiced public accounting with Price Waterhouse for 15 years.

     Steven J. Read (age 36) has served as Vice President and Treasurer of the Company since October 1999. From April 1998 to October 1999, Mr. Read served as Tax Director of the Company. From 1994 until 1998, Mr. Read was a Senior Analyst in Finance, Acquisitions and Tax for TETRA Technologies, Inc. From 1993 until 1994, Mr. Read was a Finance Manager for American General Corporation. From 1989 until 1993, Mr. Read held various positions at Ernst & Young, LLP.

     Ralph G. Blasey, Jr. (age 68) became a director of the Company in December 2002. Currently, Mr. Blasey is the Vice President of Business Development of Red Coats, Inc., a private company specializing in commercial office cleaning, uniformed guard services and access control systems. From October 1982 to July 1989, Mr. Blasey owned and operated several privately-held companies. He served as the President and a director of Weston International Corporation, a Maryland corporation, from February 1974 to October 1982. From June 1962 to January 1974, Mr. Blasey was a Vice President of National Savings and Trust of Washington, D.C. Mr. Blasey was the Chairman of the Beverage Industry Council of the Food Processing & Beverage Manufacturing Association from 1996 to 1998. Mr. Blasey’s term on the Board of Directors expires in 2003.

     James F. McEneaney, Jr. (age 64) became a director of the Company in October 1997. He is the retired President and Chief Operating Officer of Ryland Homes, positions he held from 1980 to 1992. Mr. McEneaney also served as Executive Vice President and a director of The Ryland Group, Inc. from 1981 to 1993. Mr. McEneaney also was a founder of The Fortress Group, Inc., which was organized to consolidate home builders in North America. He served as the company’s Chief Executive Officer from July 1995 through December 1995, and as a member of its Board of Directors from 1995 until May 1997. From August 1993 until 2002, Mr. McEneaney served as President of MacCan Associates, Inc., a management consulting firm. Currently, Mr. McEneaney is a private investor. Mr. McEneaney’s term on the Board of Directors expires in 2004.

     Alfred Tyler 2nd (age 60) became a director of the Company in June 1997. Mr. Tyler has over 20 years experience in the environmental services industry, most recently as the President and Chief Executive Officer of Enviro-Gro Technologies, a provider of sludge management services. In 1992, Enviro-Gro was sold to Wheelabrator Technologies and Mr. Tyler resigned his positions to manage his other investments. From 1989 to the present, Mr. Tyler has been the President and the sole stockholder of Weston Investments, Inc., a private investment company. Mr. Tyler is also the President of Days Cove Reclamation Company, a landfill operation and construction company, and a partner and managing director of Bedford Capital Corporation, a New York consulting firm. In addition, Mr. Tyler is a member of the Board of Directors of Synagro Technologies, Inc. Mr. Tyler’s term on the Board of Directors expires in 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of the common stock of the Company to file reports of ownership and changes of ownership with the Securities and Exchange Commission and to provide copies of those reports to us. Based on a review of the reports we have received, or written representations that no reports were required to be filed, we believe that during 2002 all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders were met.

Item 11. Executive Compensation

     The following table sets forth certain information with respect to the compensation of each of the individuals who served as an executive officer of the Company at any time during 2002.

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Awards

				Other		All
				Annual	Stock Options	Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	(Shares)	Compensation (2)

William M. DeArman,	2002	$71,077	$0	$0	300,000	$0
Chairman of the Board and	2001	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer(3)	2000	N/A	N/A	N/A	N/A	N/A
Cary M. Grossman,	2002	$55,385	$0	$0	250,000	$0
Executive Vice President and Chief Financial	2001	N/A	N/A	N/A	N/A	N/A
Officer(4)	2000	N/A	N/A	N/A	N/A	N/A
John P. Miklich	2002	$200,000	$0	$0	75,000	$4,346
Executive Vice President and Chief	2001	161,539	0	0	25,000	0
Operating Officer(5)	2000	N/A	N/A	N/A	N/A	N/A
Gary J. Van Rooyan,	2002	$179,039	$0	$0	75,000	$5,372
Vice President and General	2001	166,402	0	0	0	4,852
Counsel	2000	156,908	0	0	12,500	4,720
Steven J. Read,	2002	$120,192	$0	$0	75,000	$3,311
Vice President and	2001	107,885	0	0	0	3,108
Treasurer	2000	96,192	0	0	12,500	2,654

					Long-Term
					Compensation
		Annual Compensation			Awards

				Other		All
				Annual	Stock Options	Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	(Shares)	Compensation (2)

Michael P. Lawlor,	2002	$250,578	$0	$0	0	$100,500
Former Chief Executive	2001	325,000	0	0	0	5,250
Officer(6)	2000	325,000	0	0	0	5,250
Earl J. Blackwell,	2002	$163,312	$0	$0	0	$4,899
Former Chief Financial	2001	220,000	0	0	0	5,250
Officer(7)	2000	220,000	0	0	0	5,250
Harry O. Nicodemus IV,	2002	$153,116	$0	$0	0	$4,159
Former Vice President and	2001	142,885	0	0	0	4,096
Chief Accounting Officer	2000	122,692	0	0	12,500	3,017
(8)

(1)	Excludes perquisites and other benefits, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of the total of such officer’s annual salary and bonus.

(2)	Excepting Mr. Lawlor, these figures represent contributions made by the Company to the Company’s 401(k) & Profit Sharing Plan on behalf of the named officer. Mr. Lawlor’s All Other Compensation for 2002 includes $95,000 of severance payments paid to Mr. Lawlor after his resignation in August 2002.

(3)	Mr. DeArman was employed by the Company in August 2002.

(4)	Mr. Grossman was employed by the Company in September 2002.

(5)	Mr. Miklich was employed by the Company in February 2001.

(6)	Mr. Lawlor resigned in August 2002.

(7)	Mr. Blackwell terminated his employment with the Company in July 2002.

(8)	Mr. Nicodemus left the Company in December 2002.

Options Granted

     The following table sets forth information concerning stock options granted during the last fiscal year to the named executive officers.

OPTION/SAR GRANTS IN 2002 (1)

Individual Grants

		Percentage of
	Options	Total Options	Exercise
	Granted	Granted to	Price	Expiration	Grant Date
Name	(Shares) (2)	Employees in 2002	(Per Share) (3)	Date	Present Value (4)

William M. DeArman	300,000	22.3	$0.50	9/23/12	$120,000
Cary M. Grossman	250,000	19.0	$0.50	9/23/12	$100,000
John P. Miklich	75,000	5.7	$0.39	12/30/12	$24,000
Gary J. Van Rooyan	75,000	5.7	$0.39	12/30/12	$24,000
Steven J. Read	75,000	5.7	$0.39	12/30/12	$24,000
Michael P. Lawlor	0	N/A	N/A	N/A	N/A
Earl J. Blackwell	0	N/A	N/A	N/A	N/A
Harry O. Nicodemus IV	0	N/A	N/A	N/A	N/A

(1)	No stock appreciation rights were granted in 2002.

(2)	The options granted to Messrs. Miklich, Van Rooyan and Read are exercisable 33.3% on the first anniversary date of the date of grant, 33.3% on the second anniversary of the date of grant, and 33.4% on the third anniversary of the date of grant. The vesting schedules of the options granted to

Messrs. DeArman and Grossman are described below. Options may be accelerated as a result of a change in control or other events as described below.

(3)	Exercise price is based upon fair market value on the date of the grant.

(4)	The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The following assumptions were made for purposes of calculating the grant date present value: an option term of 10 years, volatility of 74.53% and 75.78% as of September 23, 2002 and December 30, 2002, respectively, no dividend yield, and interest rates of 3.68% as of September 23, 2002 and 3.78% as of December 30, 2002. The real value of the options in this table depend upon the actual performance of the common stock during the applicable period.

Option Exercises and Fiscal Year-End Values

     The following table provides certain information on stock option exercises in 2002 by the named executive officers and the value of such officers’ unexercised options at December 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN 2002 AND 12/31/02 OPTION/SAR VALUES (1)

			Number of Unexercised		Value of Unexercised
			Options at December 31, 2002		In-the-Money Options at
	Number of		(Shares)		December 31, 2002 (2)
	Shares Acquired
Name	on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

William M. DeArman	N/A	N/A	25,000	275,000	$0	$0
Cary M. Grossman	N/A	N/A	20,833	229,167	0	0
John P. Miklich	N/A	N/A	8,333	91,667	0	1,500
Gary J. Van Rooyan	N/A	N/A	65,833	79,167	0	1,500
Steven J. Read	N/A	N/A	25,833	79,167	0	1,500
Michael P. Lawlor	N/A	N/A	0	0	N/A	N/A
Earl J. Blackwell	N/A	N/A	0	0	N/A	N/A
Harry O. Nicodemus IV	N/A	N/A	33,333	4,167	0	0

(1)	No stock appreciation rights are outstanding.

(2)	Based on the closing price of the common stock on the American Stock Exchange on the final trading day of 2002.

Employment Contracts and Termination of Employment and Change in Control Arrangements

     Messrs. DeArman, Grossman and Jackson have each entered into a severance agreement with the Company. Under the terms of the severance agreements, if the officer’s employment is terminated (i) by the Company without cause, or (ii) by the officer for good reason, the officer will be entitled to receive within thirty days after the date of termination (a) one years’ severance pay for Messrs. DeArman and Grossman and six months’ severance pay for Mr. Jackson, and (b) an amount (the “Pro Rated Bonus Amount”) equal to the product of (i) the annual cash bonus, if any, paid to the officer for the last full fiscal year ending during his period of employment or, if higher, the annual cash bonus paid to the officer for the last fiscal year prior to the date that a change of control of the Company occurred and (ii) a fraction, the numerator of which is the number of days the officer was employed in the then current fiscal year and the denominator of which is 365. For purposes of the severance agreements, “good reason” means, among other things, relocation of the officer, a reduction in compensation or responsibilities, a change in control of the Company or the knowing or intentional commission of any criminal act under federal or state law by any director or certain specified officers of the Company while acting on behalf of the Company in his or her official capacity. In addition, for one year after any such termination by the Company without cause or by the officer for good reason, we are required to continue to provide medical, dental and life insurance benefits to the officer and his family. Under the terms of the severance agreements, we are also required to pay the Pro Rated Bonus Amount to the officer if his employment is terminated (i) by the Company because of the death or disability of the officer, or (ii) by the officer other than for good reason.

     In connection with their employment by the Company, Messrs. DeArman, Grossman and Jackson were granted options to purchase up to 300,000, 250,000 and 75,000 shares of our common stock, respectively. The exercise price of the options granted to Messrs. DeArman and Grossman is $0.50 per share and the exercise price of the options granted to Mr. Jackson is $0.41 per share. With respect to both Mr. DeArman and Mr. Grossman, the options vest monthly over the 36-month period commencing October 23, 2002. One-third of Mr. Jackson’s optioned shares will become exercisable on January 3, 2004 and an additional one-third of Mr. Jackson’s optioned shares will become exercisable every twelve months thereafter. All of the optioned shares will immediately become exercisable by Messrs. DeArman,

Grossman and Jackson if a change in control of the Company occurs. In addition, all of Messrs. DeArman’s, Grossman’s and Jackson’s optioned shares will immediately become exercisable if the officer’s employment is terminated (i) by the Company without cause, or (ii) by the officer for good reason.

     Mr. Miklich entered into an employment agreement with the Company effective as of July 15, 2001. Under the terms of the employment agreement, Mr. Miklich’s base salary for 2003 is $200,000. Mr. Miklich is also entitled to participate in the Company’s annual incentive compensation plan. Mr. Miklich’s employment agreement has a term of one year, with the term to be extended an additional one year on each anniversary date of the employment agreement, unless either party gives notice that the term of the employment agreement should not be so extended. If Mr. Miklich’s employment is terminated by the Company without cause, Mr. Miklich will be entitled to receive a lump sum payment equal to his then current base salary. In addition, Mr. Miklich will continue to receive his employee benefits for a period of one year after the termination date. If Mr. Miklich’s employment is terminated by the Company with cause, then Mr. Miklich will not be entitled to earn any further compensation or benefits under his employment agreement. If the Company undergoes a “change in control,” then, under certain circumstances, Mr. Miklich will have the right to terminate his employment agreement and (i) require the Company to pay him a lump sum amount equal to his then current base salary, and (ii) cause all stock options previously granted to him to immediately become exercisable. Any such payment will be in lieu of any further compensation or benefits payable to Mr. Miklich under the employment agreement. The employment agreement also contains a covenant by Mr. Miklich not to compete with the Company at any time during his employment and for a period of one year after the termination of his employment.

     Messrs. Van Rooyan and Read have also entered into employment agreements with the Company. Under the terms of the employment agreements, the 2003 base salaries of Mr. Van Rooyan and Mr. Read are $200,000 and $140,000, respectively, with each officer having the right to receive an annual bonus based upon the performance of the employee and the results of the Company’s business and operations. Each employment agreement had an initial term of three years with the term to be extended an additional one year on each anniversary date of the employment agreement, unless either party gives notice that the term of the employment agreement should not be so extended. If the officer’s employment is terminated by the Company without cause, the officer will continue to receive his base salary and employee benefits for a period of one year after the termination date, and all stock options granted to the officer will immediately become exercisable. If his employment is terminated by the Company with cause, then the officer will not be entitled to earn any further compensation or benefits under his employment agreement. If the Company undergoes a “change in control,” then, under certain circumstances, the officer will have the right to terminate his employment agreement and (i) require the Company to pay to him a lump sum amount equal to approximately three times his “base amount,” as defined in Section 280G of the Internal Revenue Code of 1986, as amended, and (ii) cause all stock options previously granted to him to immediately become exercisable. Any such payment will be in lieu of any further compensation or benefits payable to the officer under the employment agreement. The employment agreement also contains a covenant by the officer not to compete with the Company at any time during his employment and for a period of two years after the termination of his employment, except for a termination subsequent to a change in control or a termination by the officer with cause.

Directors Compensation

     Directors who are also employees of the Company or one of its subsidiaries do not receive additional compensation for serving as directors. Each director who is not an employee of the Company or one of its subsidiaries receives a fee of $2,500 for each Board meeting and each committee member and chairman of each committee receives $500 and $1,000, respectively, for each committee meeting (unless held on the same day as a Board meeting) actually attended. Directors are also reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof.

     Under the Company’s Directors’ Stock Option Plan, each director who is not an employee of the Company and has not been an employee of the Company at any time during the twelve months preceding his initial election or appointment to the Board is automatically granted an option to purchase 10,000 shares of common stock at the time of his or her initial election or appointment. In addition, each outside director is automatically granted an option to purchase 5,000 shares of common stock on January 1 of each year. These options have an exercise price equal to the fair market value of the common stock on the date of grant, vest in full on the date of the grant and expire at the earlier of ten years from the date of grant or one year after the director ceases to be a member of the Board.

Compensation Committee Interlocks and Insider Participation

     Clayton Trier, who resigned from the Board of Directors in September 2002, and Messrs. Blasey, DeArman, McEneaney and Tyler each served on the Compensation Committee of the Board of Directors during 2002. Mr. DeArman resigned from the Compensation Committee in August 2002 when he was appointed Chief Executive Officer of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of the common stock as of February 28, 2003 by (i) each stockholder of the Company who is known by the Company to beneficially own more than five percent of the outstanding common stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. Unless otherwise indicated, all persons listed have an address c/o the Company’s principal executive offices and have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Name and Address	Number of	Percent of
of Beneficial Owner	Shares	Class

William M. DeArman (1)	373,333	2.3
Cary M. Grossman (2)	48,611	*
John P. Miklich (3)	31,415	*
Gary J. Van Rooyan (4)	71,885	*
Steven J. Read (5)	34,478	*
James C. Jackson	0	0
Ralph G. Blasey, Jr. (6)	15,000	*
James F. McEneaney, Jr. (7)	55,000	*
Alfred Tyler 2nd (8)	40,000	*
Franklin Resources Inc. (9)	975,700	6.0
777 Mariners Island Boulevard, 6th Fl
San Mateo, California 94404
Laird Norton Financial Group, Inc. (10)	1,214,400	7.5
801 Second Avenue, Suite 1600
Seattle, Washington 98104
Sanifill, Inc. (11)	1,000,000	5.8
1001 Fannin Street, Suite 4000
Houston, Texas 77002
Longwood Investment Advisors, Inc. (12)	945,600	5.8
Three Radnor Corporate Center, Suite 300
100 Matsonford Road
Radnor, Pennsylvania 19087
Benson Associates, LLC (13)	1,018,000	6.3
111 S.W. Fifth Avenue, Suite 2130
Portland, Oregon 97204
All directors and executive officers as a group (9 persons) (14)	669,722	4.0

(1)	Includes 200,000 shares held by a trust of which Mr. DeArman is the sole beneficiary, 100,000 shares held by a broker for the benefit of Mr. DeArman, and 73,333 shares which Mr. DeArman has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(2)	Represents shares which Mr. Grossman has the right to acquire pursuant to the terms of a stock option granted by the Company to him.

(3)	Includes 10,000 shares held by a broker for the benefit of Mr. Miklich, 4,748 shares held by the U S Liquids Employees Stock Purchase Plan for the benefit of Mr. Miklich and 16,667 shares which Mr. Miklich has the right to acquire pursuant to the terms of a stock option granted by the Company to him.

(4)	Includes 3,072 shares held by the U S Liquids Employee Stock Purchase Plan for Mr. Van Rooyan and 68,333 shares which Mr. Van Rooyan has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(5)	Includes 6,145 shares held by the U S Liquids Employee Stock Purchase Plan for the benefit of Mr. Read and 28,333 shares which Mr. Read has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(6)	Represents shares which Mr. Blasey has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(7)	Includes 39,000 shares which Mr. McEneaney has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(8)	Represents shares which Mr. Tyler has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(9)	Includes shares owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. The Schedule 13G/A filed by Franklin Resources on February 12, 2003 states that (i) such advisory subsidiaries of Franklin Resources have sole investment and/or voting power over such shares, and (ii) Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of Franklin Resources and, thus, may each be deemed to be the beneficial owner of such shares.

(10)	Includes shares owned by Laird Norton Trust Company, a wholly owned subsidiary of Laird Norton Financial Group, Inc. The Schedule 13G/A filed by Laird Norton Financial Group on February 14, 2003 states that Laird Norton Financial Group shares the power to vote and dispose of such shares.

(11)	Represents shares which Sanifill, Inc. has the right to acquire pursuant to the terms of a warrant issued by the Company to Sanifill.

(12)	Represents shares owned by certain accounts for which Longwood Investment Advisors, Inc. serves as investment advisor. The Schedule 13G filed by Longwood Investment Advisors on March 22, 2002 states that Longwood Investment Advisors, Robert A. Davidson and John P. McNiff share the power to vote and dispose of all such shares.

(13)	Represents shares owned by certain accounts for which Benson Associates, LLC serves as investment advisor. The Schedule 13G/A filed by Benson Associates on February 15, 2003 states that Benson Associates has the sole power to vote and dispose of such shares.

(14)	Excludes 754,723 total shares subject to options granted to Messrs. DeArman, Grossman, Van Rooyan, Jackson, Miklich and Read that are not exercisable prior to May 1, 2003.

*	Constitutes less than one percent of the outstanding common stock.

               The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

			No. of Securities Remaining
	No. of Securities to be	Weighted-Average Exercise	Available for Future Issuance
	Issued Upon Exercise of	Price of Outstanding	Under Equity Compensation
	Outstanding Options,	Options,	Plans (excluding securities
Plan Category	Warrants and Rights	Warrants and Rights	reflected in column (A))

	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	2,059,968 (1)	$3.50	286,594 (2)
Equity Compensation Plans Not Approved by Security Holders	1,120,000 (3)	$2.24	0

Total	3,179,968	$3.05	286,594

(1)	Includes securities to be issued under the Amended and Restated Stock Option Plan and the Directors’ Stock Option Plan. These plans were approved by the stockholders of the Company prior to our initial public offering of common stock in August 1997.

(2)	Includes 156,594 options available to be granted under the Amended and Restated Stock Option Plan and 130,000 options available to be granted under the Directors’ Stock Option Plan. The maximum number of shares of common stock which may be issued pursuant to the exercise of options under the 1996 Incentive Stock Option Plan is adjusted on the first day of each fiscal year of the Company to an amount equal to 15% of the outstanding shares of common stock on such date, not to exceed a total of 3,000,000 shares.

(3)	Includes a warrant to purchase 1,000,000 shares of common stock issued in connection with the acquisition of the Oilfield Waste Division in 1996, a warrant to purchase 20,000 shares of common stock issued in connection with an acquisition completed in January 1998 and warrants to purchase 100,000 shares of common stock issued in connection with the Trinity acquisition in November 2002.

Item 13. Certain Relationships and Related Transactions

     None.

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedure:

     During the ninety-day period preceding the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company and its consolidated subsidiaries that must be included in our periodic SEC filings.

(b) Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in subparagraph (a) above.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements are filed as part of this report:

See Index to Financial Statements on Page F-1 of this Report.

All schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions, are inapplicable, or the information is included in the consolidated financial statements, and therefore have been omitted.

(b)	Reports on Form 8-K.

On November 20, 2002, we filed a Form 8-K announcing the sale of substantially all of our Texas businesses in our Commercial Wastewater Division. On December 12, 2002, we filed an amendment to this Form 8-K.

(c)	Exhibits:

Exhibit
No.		Description

3.1	—	Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

3.2	—	Third Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 3.2 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.1	—	Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.2	—	Second Amended and Restated Credit Agreement, dated February 3, 1999, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.2 of the U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

4.3	—	First Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.3 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.4	—	Second Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.4 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.5	—	Third Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.7 of the Form 10-Q for the quarter ended June 30, 2000 is hereby incorporated by reference).

4.6	—	Fourth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

4.7	—	Fifth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).

Exhibit
No.		Description

4.8	—	Sixth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.8 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.9	—	Seventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.10	—	Eighth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.10 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.11	—	Letter Agreement, dated August 8, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.14 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.12	—	Ninth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.13 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.13	—	Letter Agreement, dated October 4, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.15 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

4.14	—	Tenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.16 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

+4.15	—	Eleventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.16	—	Twelfth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.17	—	Thirteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.18	—	Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

4.19	—	Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association. (Exhibit 4.7 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

**10.1	—	Asset Purchase Agreement, dated December 2, 1996, among U S Liquids Inc., Sanifill, Inc. and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.2	—	Estoppel, Waiver and Amendment Agreement, dated June 16, 1997, between Sanifill, Inc. and U S Liquids Inc. (Exhibit 10.27 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

Exhibit
No.		Description

10.3	—	Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.59 of U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

+10.4	—	Estoppel and Waiver Agreement, dated February 15, 1999, between U S Liquids Inc. and Sanifill, Inc.

10.5	—	General Release, Severance and Settlement Agreement, dated August 28, 2002, between U S Liquids Inc. and Michael P. Lawlor (Exhibit 10.28 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

+10.6	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and William M. DeArman.

+10.7	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and Cary M. Grossman.

+10.8	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and James C. Jackson.

**10.9	—	Purchase and Sale of Assets Agreement between U S Liquids of La., L.P. and U S Liquids Inc., on the first part, and Trinity Storage Services, L.P. and CCBS, Inc., its general partner, on the second part (Exhibit 10.34 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.10	—	Employment Agreement, dated September 1, 1999, between U S Liquids Inc. and Steven J. Read, as amended. (Exhibit 10.10 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

*10.11	—	Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van Rooyan, as amended. (Exhibit 10.26 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

10.12	—	U S Liquids Inc. Amended and Restated Stock Option Plan (Exhibit 10.12 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.13	—	U S Liquids Inc. Directors’ Stock Option Plan (Exhibit 10.13 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

*10.14	—	Employment Agreement, dated July 15, 2001, between U S Liquids Inc. and John P. Miklich (Exhibit 10.27 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

10.15	—	Agreement, dated November 15, 2000, between U S Liquids Inc. and W. Gregory Orr. (Exhibit 99.2 to the Form 8-K filed on November 21, 2000, is hereby incorporated by reference).

**10.16	—	Asset Purchase Agreement, dated November 1, 2002, between and among Liquid Environmental Solutions of Texas, L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.31 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.17	—	Transition Services Agreement, dated as of November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.32 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.18	—	License Agreement, dated as of November 1, 2002, between Liquid Environmental Solutions of Texas, L.P. and U S Liquids Inc. (Exhibit 10.33 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

**10.19	—	Agreement for Purchase and Sale of Assets, dated April 21, 1998, among US Parallel Products of California, Parallel Products of Kentucky, Inc., Parallel Products of Florida, Inc., Parallel Products, DWA of Belvedere

Company, The Estate of David W. Allen, David W. Allen Trust No. 1, Peter Allen, Neal Koehler and Richard Eastman. (Exhibit 2.1 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.20	—	Warrant, dated December 13, 1996, issued by U S Liquids Inc. to Sanifill, Inc. (Exhibit 10.31 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

+21.1	—	List of subsidiaries of U S Liquids Inc.

+23.1	—	Consent of Deloitte & Touche LLP.

+	Filed herewith

*	Management Contract

**	Schedules to this agreement will be furnished supplementally to the Commission upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Liquids Inc.

Date:	March 27, 2003	By:	/s/William M. DeArman William M. DeArman Chairman of the Board and Chief Executive Officer

Date:	March 27, 2003	By:	/s/Cary M. Grossman Cary M. Grossman Executive Vice President and Chief Financial Officer

Date:	March 27, 2003	By:	/s/James C. Jackson James C. Jackson Vice President and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 27, 2003	By:	/s/William M. DeArman William M. DeArman Chairman of the Board of Directors

Date:	March 27, 2003	By:	/s/James F. McEneaney, Jr. James F. McEneaney, Jr. Director

Date:	March 27, 2003	By:	/s/Alfred Tyler 2nd Alfred Tyler 2nd Director

Date:	March 27, 2003	By:	/s/John P. Miklich John P. Miklich Director

Date:	March 27, 2003	By:	/s/Ralph G. Blasey, Jr. Ralph G. Blasey, Jr. Director

CERTIFICATION

I, William M. DeArman, certify that:

          1.     I have reviewed this annual report on Form 10-K of U S Liquids Inc.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U S LIQUIDS INC.

Date:	March 27, 2003	/s/ William M. DeArman William M. DeArman, Chief Executive Officer

CERTIFICATION

I, Cary M. Grossman, certify that:

          1.     I have reviewed this annual report on Form 10-K of U S Liquids Inc.;

          2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

          6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

U S LIQUIDS INC.

Date:	March 27, 2003	/s/ Cary M. Grossman Cary M. Grossman, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

U S LIQUIDS INC.

INDEPENDENT AUDITORS’ REPORT

To U S Liquids Inc.:

We have audited the accompanying consolidated balance sheets of U S Liquids Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income (loss) and stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U S Liquids Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, at December 31, 2002, the Company has negative working capital, was not in compliance with certain covenants of its credit facility and has not obtained a waiver for the violation. The Company is attempting to renegotiate the terms and covenants of the loan agreement and is also seeking other sources of financing. The Company’s difficulties in meeting its credit facility covenants and its negative working capital position discussed in Note 3 raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 6 and 10 to the financial statements, effective January 1, 2002, the Company changed its accounting for the disposal of long-lived assets and for goodwill and intangible assets.

DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2003 (March 10, 2003 as to Note 3)

U S LIQUIDS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

ASSETS	December 31,

	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$4,068	$1,498
Accounts receivable, less allowances of $916 and $729, respectively	33,102	30,086
Inventories	2,058	1,736
Prepayments and other current assets	6,109	8,320
Current assets of discontinued operations	2,853	9,130

Total current assets	48,190	50,770

PROPERTY, PLANT AND EQUIPMENT, net	85,750	90,258
GOODWILL, net	13,459	120,878
INTANGIBLE ASSETS, net	3,877	2,844
OTHER ASSETS	2,240	915
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,483	55,679

Total assets	154,999	321,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term obligations	78,474	2,801
Accounts payable	17,669	11,444
Accrued expenses and other current liabilities	23,351	25,671
Current liabilities of discontinued operations	2,084	4,212

Total current liabilities	121,578	44,128

LONG-TERM OBLIGATIONS, net of current maturities	2,672	89,127
PROCESSING RESERVE, net of current portion	3,007	4,702
CLOSURE AND REMEDIATION RESERVES, net of current portion	6,490	7,555
OTHER LONG-TERM LIABILITIES	882	1,094
DEFERRED INCOME TAXES	—	3,667
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	427	2,618

Total liabilities	135,056	152,891

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,095,222 and 16,031,815 shares issued and outstanding, respectively	161	160
Additional paid-in capital	177,166	177,134
Accumulated deficit	(157,394)	(8,818)
Accumulated other comprehensive income (loss) – foreign currency translation adjustment	10	(23)

Total stockholders’ equity	19,943	168,453

Total liabilities and stockholders’ equity	$154,999	$321,344

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

REVENUES	$150,803	$173,424	$175,925
OPERATING EXPENSES	109,139	119,957	129,319

OPERATING MARGIN	41,664	53,467	46,606
DEPRECIATION AND AMORTIZATION	10,936	13,323	13,076
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,097	21,861	28,883
GOODWILL IMPAIRMENT	40,110	—	—
SPECIAL CHARGE (INCOME), net	(3,383)	(1,603)	708

INCOME (LOSS) FROM OPERATIONS	(31,096)	19,886	3,939
INTEREST EXPENSE	9,027	9,622	10,854
OTHER INCOME, net	(111)	(462)	(304)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(40,012)	10,726	(6,611)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,927)	3,393	5,230

INCOME (LOSS) FROM CONTINUING OPERATIONS	(37,085)	7,333	(11,841)

DISCONTINUED OPERATIONS (NOTE 6):
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES (INCLUDING LOSS OF DISPOSAL OF $8,088 IN 2002)	(20,208)	(7,947)	(19,716)
INCOME TAXES	280	(4,000)	(6,180)

LOSS ON DISCONTINUED OPERATIONS	(20,488)	(3,947)	(13,536)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	91,003	—	—

NET INCOME (LOSS)	$(148,576)	$3,386	$(25,377)

BASIC EARNINGS (LOSS) PER COMMON SHARE:

BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.31)	$0.46	$(0.75)
DISCONTINUED OPERATIONS	(1.27)	(0.25)	(0.86)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5.66)	—	—

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(9.24)	$0.21	$(1.61)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.31)	$0.44	$(0.75)
DISCONTINUED OPERATIONS	(1.27)	(0.24)	(0.86)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5.66)	—	—

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(9.24)	$0.20	$(1.61)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,079	15,988	15,798

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,079	16,728	15,798

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS’
EQUITY
(In thousands)

					Accumulated
				Additional	Other	Accumulated	Total
	Comprehensive	Common Stock		Paid-In	Comprehensive	Earnings	Stockholders'
	Income (Loss)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

BALANCE, January 1, 2000		15,781	$158	$176,859	$(42)	$13,173	$190,148
Common stock issued in acquisitions	—	22	—	75	—	—	75
Common stock options exercised and employee stock purchases	—	16	—	5	—	—	5
Comprehensive Loss:
Foreign currency translation adjustment	$19	—	—	—	19	—	19
Net loss	(25,377)	—	—	—	—	(25,377)	(25,377)

Total	$(25,358)

BALANCE, December 31, 2000		15,819	158	176,939	(23)	(12,204)	164,870
Common stock options exercised and employee stock purchases	—	213	2	195	—	—	197
Comprehensive Income:
Net income	$3,386	—	—	—	—	3,386	3,386

Total	$3,386

BALANCE, December 31, 2001		16,032	160	177,134	(23)	(8,818)	168,453
Common stock options exercised and employee stock purchases	—	63	1	32	—	—	33
Comprehensive Loss:
Foreign currency translation adjustment	$33	—	—	—	33	—	33
Net loss	(148,576)	—	—	—	—	(148,576)	(148,576)

Total	$(148,543)

BALANCE, December 31, 2002		16,095	$161	$177,166	$10	$(157,394)	$19,943

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,576)	$3,386	$(25,377)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounting principle	91,003	—	—
Asset write-downs and goodwill impairment	51,827	6,793	29,876
Loss on discontinued operations	8,088	—	—
Depreciation and amortization	14,418	17,513	19,234
Net (gain) loss on sale of property, plant, and equipment	(95)	(129)	8
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	2,019	2,229	(3,939)
Inventories	183	(65)	(224)
Prepayments and other current assets	(600)	2,003	(1,045)
Other assets	(2,616)	(1,312)	117
Accounts payable, accrued liabilities and other current liabilities	(424)	(3,106)	353
Closure, remediation and processing reserves	(4,629)	(1,724)	(915)
Contract reserve and other long-term liabilities	(211)	(1,519)	(10,314)
Deferred income taxes	(973)	(1,451)	2,203
Operations held for sale, net	—	1,814	—

Net cash provided by operating activities	9,414	24,432	9,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,263)	(10,510)	(19,192)
Proceeds from sale of property, plant and equipment	872	1,072	973
Proceeds from sale of businesses	13,293	3,947	—
Cash paid for acquisitions, net of subsequent purchase adjustments	(2,939)	(64)	14

Net cash provided by (used in) investing activities	3,963	(5,555)	(18,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,114	8,860	36,975
Principal payments on long-term obligations	(19,986)	(28,612)	(29,993)
Proceeds from exercise of stock options and employee stock purchase plan	32	197	5

Net cash provided by (used in) financing activities	(10,840)	(19,555)	6,987

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	33	—	19

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,570	(678)	(1,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,498	2,176	3,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,068	$1,498	$2,176

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financial fees	$8,230	$8,747	$10,639
Cash paid for income taxes	465	400	534
Cash received for income taxes	1,933	4,487	4,566
Assets acquired under capital leases	—	—	426
Liabilities issued and assumed related to acquisitions	—	—	257
Common stock, warrants, and options issued for acquisitions	—	—	75

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION:

     U S Liquids Inc. is a leading provider of liquid waste management services, including collection, processing, recovery and disposal services. The Company operates three divisions – the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The Commercial Wastewater Division collects, processes and disposes nonhazardous liquid waste such as industrial wastewater, bulk liquids and dated beverages. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Commercial and Industrial Wastewater Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastics, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas primarily from the Gulf of Mexico and land based-rigs in Louisiana, Texas and northern Mexico.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Significant estimates made by management include discontinued operations, the allowance for doubtful accounts, the valuation allowance against deferred income tax assets, self-insurance, processing reserves and reserves for the closure and remediation of facilities.

     Cash Equivalents: Highly liquid investments with an original maturity of three months or less are classified as cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates fair value.

     Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high quality financial institutions and limits the amount of credit exposure with any one institution. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers comprise the Company’s customer base, thus spreading the trade credit risk. At December 31, 2002 and 2001 no single group or customer represented greater than 10% of total accounts receivable. The Company controls credit risk through credit evaluations, credit limits, and monitoring procedures.

     Allowance for Doubtful Accounts: The Company extends credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, the Company makes judgments regarding the parties’ ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. The Company performs ongoing credit analyses of the accounts of its customers and provides allowances as deemed necessary. The activity in the allowance for doubtful accounts is as follows (in thousands):

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at	Operation		Write-Offs,
	Beginning of	Classified as	Charged to	net of	Balance at
	Period	Held for Sale	Expense	Recoveries	End of Period

Year ended December 31, 2000	$1,818	(18)	220	(1,163)	$857
Year ended December 31, 2001	$857	18	495	(641)	$729
Year ended December 31, 2002	$729	—	1,617	(1,430)	$916

     Inventories: Inventories are stated at the lower of cost or market value. At December 31, 2002 and 2001, inventories consisted of processed by-products of $0.6 million and $0.5 million, respectively, and unprocessed by-products of $1.5 million and $1.2 million, respectively. Cost is determined using the first-in, first-out method.

     Discontinued Operations: In December 2000, the Company approved the divestiture of several of its non-core operations. The businesses that the Company was marketing for sale and the portfolio of real estate that the Company determined were surplus and was marketing for sale, were classified as operations held for sale. The carrying values of these assets were written down to estimated fair value, less costs to sell. These charges were based on estimates and certain contingencies that could materially differ from actual results and resolution of any such contingencies. In December 2001, the Company made the decision to assimilate the remaining unsold operations back into the Company’s core business. During the fourth quarter of 2002, the Company again approved the divestiture or suspension of several of its non-core operations in the Commercial Wastewater Division. As a result of this decision and the sale of substantially all of the Company’s operations in Texas, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has reported the assets, liabilities and results of operations of those businesses separately as discontinued operations and restated all prior period financial information to present the results of continuing and discontinued operations separately. See further discussion in Notes 4 and 6.

     Property, Plant and Equipment: Property, plant and equipment are stated at cost. Improvements or betterments which significantly extend the life of an asset are capitalized. Repairs and maintenance are charged to expense as incurred. The cost of assets retired or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts in the period of disposal. Gains and losses resulting from property disposals are included in other income or expense. Depreciation is computed using the straight-line method. The Company reviews its property, plant and equipment for possible impairment, which is calculated based on the undiscounted cash flows to be generated from the applicable asset, whenever events or changes in circumstances might indicate that the carrying amount of an asset may not be recoverable.

     Intangible Assets: Intangible assets consist primarily of the excess of cost over net assets of acquired businesses (goodwill), permits and noncompete agreements. With the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment during the first quarter of each year unless impairment indicators arise during an interim period. See Note 10 for further discussion.

     Depreciation and Amortization: Depreciation and amortization expenses of continuing operations are excluded from operating expenses and selling, general and administrative expenses in the consolidated statements of operations. The expenses are as follows (in thousands):

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2002	2001	2000

Operating expenses	$9,229	$8,740	$8,381
Selling, general and administrative expenses	1,475	963	940
Amortization expenses	232	3,620	3,755

Total	$10,936	$13,323	$13,076

     Depreciation and amortization expense included in discontinued operations for the years ended December 31, 2002, 2001 and 2000 were $3.5 million, $4.2 million and $6.2 million, respectively.

     Income Taxes: The Company recognizes deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statements carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws in effect in the years which the differences are expected to reverse. The Company has established valuation allowances to reduce deferred income tax assets to estimated realizable value.

     Self-Insurance: The Company retains the risk for uninsured employee group health claim deductibles which are subject to annual aggregate limits. Losses up to the deductible amount are based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. The Company has provided financial assurance in the form of letters of credit to its insurance carrier. As claims develop and additional information becomes available, adjustments to loss reserves and the amount of such financial assurance may be required.

     Processing Reserve: The Company records a processing reserve for the estimated amount of expenses to be incurred with the treatment of waste in order to match revenues with the related costs. The treatment costs are charged against the reserve as such costs are incurred. The processing reserve represents the estimated costs to process the volumes of waste on hand for which revenue has been recognized.

     Closure and Remediation Reserves: Closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of the Company’s landfarm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and postclosure periods. The closure and remediation reserves relate to both open and closed facilities, as well as all third party sites for which the Company has been determined to be a potentially responsible party and which require remediation. The reserves required could be affected by changes in regulations, project progress, technology changes or improvements, identification of changed contamination levels, settlement of liability claims, or other factors. The reserves are then adjusted based on management’s updated knowledge of the applicable items above. The Company reviews the status of the reserves for each facility and monitors all activity.

     Revenue Recognition: The Company recognizes revenue from processing services when material is unloaded at the Company’s facilities, if delivered by the customer, or at the time of waste acceptance at the customer’s facility, if the Company collects the materials from the customer’s facility. The Company recognizes revenue at the time waste is accepted since the customer has passed the legal and regulatory responsibility and associated risk of disposing the waste to the Company. By-product sales are recognized when the by-product is shipped to the buyer.

     Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable approximate fair values due to the short-term maturities of these instruments. The carrying value of borrowings under the credit agreement approximate fair value since the interest rates are indexed to the prime rate. The Company estimates that the fair value of all of its debt obligations approximates $80.7 million and $92.0 million at December 31, 2002 and 2001,

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively.

     Translation of Foreign Currency: The U.S. dollar is the functional currency for all of the Company’s consolidated operations. In prior years, the Canadian dollar was used as the functional currency for the Company’s one foreign (Canadian) entity. In 2001, the operations of the Canadian entity were formally placed under the management team of the Innovative Services Group of the Commercial Wastewater Division in the U.S. This change in management structure was in recognition of the continuing inter-relationships between the Canadian and U.S. operations. The Canadian operations are substantially funded by the parent company and a substantial portion of its revenues are received in U.S. dollars from U.S. customers. The effect of this change in functional currency on the financial statements was not significant. The accumulated translation effects of using foreign currencies other than the U.S. dollar prior to this change are included in the foreign currency translation adjustment in stockholders’ equity.

     Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS No. 143 are effective for the Company as of January 1, 2003. The Company is evaluating the provisions of SFAS No. 143 and at present has not determined the impact of adopting SFAS No. 143. Adoption of SFAS No. 143 could have a material impact on the Company’s results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” and an amendment of that statement, SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.” SFAS No. 145 also rescinds SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers.” SFAS No. 145 also amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement were required to be adopted at various times during 2002 and did not have an impact on the December 31, 2002 financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of SFAS No. 123,” which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company will begin disclosing the required interim financial information for the quarter ending March 31, 2003.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This Interpretation also incorporates, without change, the guidance in FIN No. 34, which is being superceded. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees issued. The fair values of guarantees entered into after December 31, 2002, must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they are still required to be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. See Note 20 for the required disclosures as of December 31, 2002.

3.	LIQUIDITY AND OUTLOOK:

     At December 31, 2002, the Company had negative working capital of $73.4 million. The working capital deficit is primarily the result of including the Company’s revolving credit facility in current liabilities. The facility, which matures on April 15, 2003, had an outstanding balance of approximately $76.8 million at December 31, 2002. The Company is working with its lenders on the terms of a three-month extension request that, if approved, is expected to satisfy near-term working capital needs and allow additional time to secure new financing. Based on discussions with its lenders, the Company believes that any extension of the line of credit past the April 15, 2003 maturity date is unlikely to be granted until late March or early April 2003, if at all.

     On March 31, 2003, a quarterly interest payment of $1.8 million is due on the credit facility. The Company does not expect to have the funds available to make this payment and has asked its lenders to defer the payment as part of the requested extension of the maturity date of the credit facility. There can be no assurance that the Company will be successful in obtaining an extension of the maturity date of the credit facility or a deferral of the quarterly interest payment due on March 31, 2003.

     The Company’s recent performance has caused it to violate various financial covenants of its credit facility. Prior to December 31, 2002, the Company’s lenders had been issuing short-term waivers. At December 31, 2002, the Company was not in compliance with the Funded Debt to Adjusted EBITDA ratio set forth in the credit agreement. The Company’s lenders have not declared an event of default as a result of its noncompliance with this ratio; however, the lenders have retained the right to do so.

     During 2002, the terms of the credit facility were amended on multiple occasions to remedy the Company’s non-compliance with certain financial covenants, restrict borrowings available to the Company and to approve the sales and acquisition of various of the Company’s operations. Furthermore, the amendments provided that the amount of the credit facility will be permanently reduced by an amount equal to one hundred percent of the net cash proceeds received from any sale of assets not in the ordinary course of business, the issuance of certain debt or, with certain specified exceptions, any issuance of equity. The terms of the credit facility significantly limit the Company’s ability to enter into leases or obtain additional debt outside of the facility. During the course of these amendments, the Company agreed to retain financial advisors acceptable to the lenders.

     Between December 31, 2002 and January 31, 2003, the terms of the credit facility were further amended to increase the limitation on the Company’s debt balance to 4.00 times Adjusted EBITDA, as defined in the credit agreement, permit the addback of EBITDA of up to $4.0 million of non-cash charges, and to require monthly reporting of the Company’s Funded Debt to Adjusted EBITDA and accounts receivable coverage ratios. Additionally, the Company’s lenders consented to the sale of various assets aggregating $1.8 million in sales price, provided that the net cash proceeds are used to reduce outstanding debts, and agreed to lend the Company up to $2.5 million to make payments on a finite risk bonding program. In March 2003, the Company retained an investment banker to pursue the sale of a major business unit of the Company. In exchange, the lenders eliminated the $3.4 million commitment reduction that had been previously deferred from the original due date of December 31, 2002.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain executives cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through April 15, 2003 an event of default arising from the resignation of Michael P. Lawlor, the Company's former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Company’s Board of Directors made his position permanent. The lenders have continued to waive the default arising from Mr. Lawlor’s departure, but have not approved Mr. DeArman’s appointment.

     To address the factors that have caused the violations of the Company’s credit agreement, the Board of Directors and Company management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by the Company’s lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold substantially all of the Texas operations in the Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt;

•	identified for sale or closure several additional under-performing businesses; and

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of the contract with Newpark Resources, Inc.

Management is also:

•	pursuing the sale of a major business unit of the Company as requested by the Company’s lenders;

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	actively seeking new financing and equity.

     As of December 31, 2002 and March 10, 2003, the Company had outstanding borrowings of approximately $76.8 million under the credit facility. Letters of credit under the facility totaled $8.2 million and $8.0 million as of December 31, 2002 and March 10, 2003, respectively. Advances under the credit facility currently bear interest at the prime rate plus 6.0%. This includes a 2% default penalty as a result of the Company’s non-compliance with the Funded Debt to Adjusted EBITDA ratio. As of December 31, 2002 and March 10, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.3% and 10.3%, respectively, excluding amortization of prepaid financing costs. As of March 10, 2003, the unused portion of the credit facility was $4.2 million, none of which was available.

     The Company is engaged in negotiations and due diligence with several institutional investors regarding an investment in exchange for equity or subordinated notes. The Company believes that this new capital will enable it to obtain a new credit facility and that both sources of capital will pay off the current credit facility and provide working capital. There can be no assurance that the Company will be successful in its refinancing efforts and any refinancing transaction is expected to result in substantial dilution to current shareholders. If the Company is unable to successfully restructure its indebtedness, it may be required to seek protection under the bankruptcy laws.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.	SPECIAL CHARGES:

2002 Adjustments and Insurance Settlement

2002 Special
Description	Income

(In thousands)
Re-Claim Louisiana Lease Liability	$(1,026)
Insurance Claim Proceeds	(2,150)
Detroit Fine Adjustment	(856)
Reliance Bankruptcy Adjustment	727
Other Income, net	(78)

Total Special Income, net December 31, 2002	$(3,383)

     As discussed below, in 2000, a reserve was set up for the remaining lease liability at the Re-Claim Louisiana facility due to the closing of the facility. During the fourth quarter of 2002, the Company was able to negotiate a cancellation of this lease by paying six months of rent in advance. As such, the remaining liability of $1.0 million was reversed.

     In addition to the claim filed and insurance proceeds received in 2001 (as discussed below), the Company submitted a claim to one of its insurance companies for losses incurred as a result of the temporary closing of the Detroit facility. During the third quarter of 2002, the Company agreed to accept $2.4 million in complete satisfaction of the claim under the policy. $2.15 million of this amount was paid directly to the Company in September 2002 and the remainder was paid to the attorneys representing the Company in this matter.

     As discussed below, in 2001, a $5.0 million reserve was set up for the possible settlement of the investigation of the Company’s Detroit facility. This amount was adjusted during the fourth quarter after considering the net present value of the settlement reached in the fourth quarter.

     As discussed below, in 2001, a $3.5 million reserve was set up for claims not resolved before the Company’s former insurance carrier Reliance Insurance Company was placed in liquidation. This amount was adjusted during the fourth quarter after considering the net present value of certain settled obligations and an estimate of the remaining possible claims.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2001 Regulatory and Legal Resolutions and Operations Held for Sale

2001 Special
Description	Income

(In thousands)
National Steel Settlement	$(7,500)
Insurance Claim Proceeds	(3,750)
Detroit Fine	5,000
Reliance Bankruptcy	3,500
Goodwill Write-down	1,155
Other Income, net	(8)

Total Special Income, net December 31, 2001	$(1,603)

     During 2000, the Company filed suit against National Steel Corporation (“National Steel”) for not properly identifying PCB contaminated materials as required by law when delivered to the Detroit facility. In filing the suit, the Company was seeking to recover the costs incurred and the losses suffered by the facility as a result of National Steel’s non-disclosure. In April 2001, the Company entered into a settlement agreement with National Steel. As part of the settlement agreement, in April 2001, National Steel paid $7.5 million to the Company.

     In addition to filing suit against National Steel, the Company also submitted a claim under its property damage policy for losses incurred as a result of the temporary closing of the Detroit facility in August 1999 and the delivery of PCB contaminated waste to a landfill owned by Waste Management, Inc. During the third quarter of 2001, the Company agreed to accept $3.75 million in complete satisfaction of its claim under the policy. The funds were paid to the Company in August 2001.

     As further discussed in Note 20, in 1999, the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation (“FBI”) executed a search warrant at the Detroit facility seeking documentation relating to the facility’s operations. During the fourth quarter of 2001, the Company established a reserve of $5.0 million for amounts expected to be paid in connection with a possible settlement of this matter.

     Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, $3.5 million was reserved for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. See Note 20.

     During the fourth quarter of 2000, the Company approved the divestiture of several of its non-core operations and recorded special charges related thereto. During the fourth quarter of 2001, the remaining assets classified as held for sale were further adjusted to fair value resulting in a write-down of goodwill of approximately $1.2 million. In December 2001, the Company made the decision to assimilate the remaining operations back into the Company’s core business.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2000 Operations Held for Sale or Closure

2000 Special
Description	Charges

(In thousands)
Estimate of Losses on Sales	$2,622
Re-Claim Louisiana Shut Down	10,221
Legal Fees	208
PCB Costs at Detroit	471
Disposal Agreement Termination	(12,814)

Total Special Charges, net December 31, 2000	$708

     During the fourth quarter of 2000, the Company recorded special charges relating primarily to decisions to dispose of or suspend certain operations offset by the favorable effect of the settlement of a dispute. The special charges included (i) $2.6 million for estimated losses from the sale of certain operations in the Commercial Wastewater Division, (ii) $10.2 million for the closure of the Re-Claim Louisiana facility, which included approximately $1.6 million for processing costs and approximately $1.6 million for the remaining lease liability, (iii) legal fees of $208,000 associated with (i) and (ii) above, and (iv) additional charges of $471,000 for the disposal of PCB contaminated materials at the Company’s Detroit facility. During this period, the Company also recognized (v) net pre-tax income of $12.8 million relating to the termination of a disposal agreement with Waste Management, Inc. that was entered into in May 1998 in connection with the acquisition of its Detroit facility.

5.	ACQUISITIONS:

     During the fourth quarter of 2002, the Company completed the acquisition of six oilfield waste transfer stations along the Gulf Coast of Louisiana and Texas from Trinity Storage Services, L.P. for approximately $3.0 million in cash and warrants to purchase 100,000 shares of the Company’s common stock. 50,000 of the warrants have an exercise price of $1.98 per share and the remaining warrants have an exercise price of $2.48 per share. This acquisition was accounted for under the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired was approximately $2.6 million; however, the allocation was preliminary and is subject to future adjustment based on final determination of the fair value of the assets acquired. The results of operations would not have changed significantly had this acquisition occurred on January 1, 2002.

     During 2000, the Company acquired two businesses engaged in the collection, processing and disposal of liquid wastes for approximately $0.5 million in cash and debt assumed. Both of these acquisitions were accounted for under the purchase method of accounting. The excess of the aggregate purchase price over the fair value of the net assets acquired was approximately $0.4 million. The results of operations would not have changed significantly had this acquisition occurred on January 1, 2000.

6.	DISCONTINUED OPERATIONS:

     Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. On November 6, 2002, the Company completed the sale of substantially all of its Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. Gross proceeds from the sale, which were subject to certain post-closing adjustments, amounted to $15.0 million. $9.9 million of the proceeds were used to reduce the amount outstanding under the Company’s credit facility, $1.75 million was retained to pay non-assumed liabilities of the sold businesses

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and $2.5 million was used to complete the Trinity acquisition described in Note 5 above.

     During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002 and the remaining operations are expected to be divested prior to December 31, 2003. Under SFAS No.144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the Company’s consolidated balance sheet and statement of operations for all periods presented.

     Assets and liabilities related to discontinued operations were as follows (in thousands):

	December 31,

	2002	2001

Accounts receivable, net	$2,326	$8,053
Other current assets	527	1,077

Current assets of discontinued operations	$2,853	$9,130

Property, plant and equipment, net	$1,477	$19,580
Goodwill, net	—	35,180
Other long-term assets	6	919

Noncurrent assets of discontinued operations	$1,483	$55,679

Accounts payable, net	$1,517	$2,809
Other current liabilities	567	1,403

Current liabilities of discontinued operations	$2,084	$4,212

Closure and remediation reserves	$424	$2,293
Other noncurrent liabilities	3	325

Noncurrent liabilities of discontinued operations	$427	$2,618

     Revenues and pre-tax loss related to discontinued operations were as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenue	$37,525	$56,888	$71,934
Pre-tax loss	$(20,208)	$(7,947)	$(19,716)

     During the fourth quarter of 2000, the Company’s Board of Directors voted to sell certain non-core operations in the Commercial Wastewater Division. The types of liquid waste managed at these facilities held for sale included industrial wastewaters, biosolids and grease and grit trap waste. The Company recorded charges on December 31, 2000, and during 2001 to write down the carrying value of certain assets to fair value, less costs to sell. In determining fair value, the Company considered, among other factors, the range of preliminary purchase prices discussed with potential buyers. For operations that were classified as held for sale, the Company suspended depreciation on property, plant and equipment. In addition, the Company revalued goodwill and, therefore, adjusted the related amortization. Had the Company not classified any operations as held for sale, depreciation and amortization expenses for the year ended December 31, 2001 would have been greater by $2.0 million. During 2001, certain operations were sold and additional losses were recognized. During the fourth quarter of 2001, the

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining assets classified as held for sale were further adjusted to fair value. Subsequently, as a result of the Company’s decision to assimilate the remaining operations back into the Company’s core business, the adjusted carrying value of the assets, after giving effect to the write-downs, were reclassified to held for use.

7.	PREPAYMENTS AND OTHER CURRENT ASSETS:

	December 31,

	2002	2001

	(In thousands)
Prepaid insurance	$1,473	$1,937
Prepaid bank fees	732	119
Current deferred income tax asset	—	2,954
Income taxes receivable	852	65
Other	3,052	3,245

Total	$6,109	$8,320

8.	PROPERTY, PLANT AND EQUIPMENT:

		December 31,
	Depreciable
	Life (Years)	2002	2001

		(In thousands)
Land	—	$11,592	$11,583
Landfarm and processing sites	25	16,324	15,827
Buildings and improvements	5-39	44,532	41,091
Machinery and equipment	3-15	33,906	31,468
Vehicles	3-5	9,762	9,590
Furniture and fixtures	3-5	8,648	7,753
Construction in progress	—	3,669	5,036

Total		128,433	122,348
Less-Accumulated depreciation		(42,683)	(32,090)

Property, plant and equipment, net		$85,750	$90,258

9.	INTANGIBLE ASSETS:

	December 31,

	2002	2001

	(In thousands)
Noncompete agreements	$260	$255
Permits and other	4,110	3,024

Total	4,370	3,279
Less-Accumulated amortization	(493)	(435)

Intangible assets, net	$3,877	$2,844

10.	GOODWILL:

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $13.5 million of goodwill at

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2002 is no longer subject to amortization. Goodwill amortization from continuing operations for the years ended December 31, 2001 and 2000 was $3.4 million and $3.6 million, respectively, and for the year ended December 31, 2002 would have been approximately $3.4 million, excluding the impact of goodwill impairments recorded during 2002. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first quarter.

     Based on the initial impairment tests, the Company recognized a charge in the first quarter of 2002 of $87.2 million to reduce the carrying values of goodwill of the reporting units to their implied fair values. This first quarter charge was net of a $3.8 million tax benefit. However, as a result of the impairment recognized during the third quarter of 2002, as discussed below, the tax benefit of $3.8 million was reversed. Thus, the net charge related to the first quarter impairment was $91.0 million ($5.66 per share). During the third quarter of 2002, the Company determined that impairment indicators existed and performed another impairment test on existing goodwill. These impairment indicators included the downward revision of the Company’s revenues and earnings guidance and the failure to maintain compliance with certain of the financial covenants contained in the Company’s credit facility. As a result of this test, the Company recorded a charge in the third quarter of 2002 of $51.0 million. During the fourth quarter of 2002, the Company sold the majority of its Texas operations included in the Commercial Wastewater Division and recognized a goodwill impairment charge of $0.8 million related to the retained Texas operations (an additional $2.4 million of goodwill was included in loss on sale of discontinued operations as a result of the sale). The total expense recognized during the third and fourth quarters was $51.8 million ($3.22 per share); however, as a result of adopting SFAS No. 144, $11.7 million was reclassified to discontinued operations based on the third quarter impairment test. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. The impairment adjustment recognized in the third and fourth quarters of 2002 was recognized as an operating expense.

     The carrying amount of goodwill attributable to each reportable segment with goodwill balances and charges therein follows (in thousands):

				Trinity
		Initial	Q3 and Q4	Acquisition &
	December 31,	Impairment	Impairment	Texas	December 31,
	2001	Adjustment	Adjustments	Disposition	2002

Commercial Wastewater	$88,251	$51,864	$31,261	$(2,387)	$2,739
Industrial Wastewater	66,040	39,139	20,566	—	6,335
Oilfield Waste	1,767	—	—	2,618	4,385

Total	$156,058	$91,003	$51,827	$231	$13,459

     The results of operations presented below for the year December 31, 2002 and adjusted results of operations for the years ended December 31, 2000 and 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2000 (in thousands):

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations	$(37,085)	$7,333	$(11,841)
Add: Goodwill amortization, net of tax	—	2,344	2,443

Adjusted income (loss) from continuing operations	(37,085)	9,677	(9,398)

Loss on discontinued operations	(20,488)	(3,947)	(13,536)
Add: Goodwill amortization, net of tax	—	863	1,124

Adjusted income (loss) from discontinued operations	(20,488)	(3,084)	(12,412)

Adjusted income (loss)	$(57,573)	$6,593	$(21,810)

Adjusted income (loss) per share:
Basic earnings (loss) per share -
Income (loss) from continuing operations	$(2.31)	$0.60	$(0.59)
Loss from discontinued operations	(1.27)	(0.19)	(0.79)

Adjusted income (loss)	$(3.58)	$0.41	$(1.38)

Diluted earnings (loss) per share -
Income (loss) from continuing operations	$(2.31)	$0.58	$(0.59)
Loss from discontinued operations	(1.27)	(0.19)	(0.79)

Adjusted income (loss)	$(3.58)	$0.39	$(1.38)

11.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,

	2002	2001

	(In thousands)
Accrued wages and benefits	$4,595	$4,941
Income and other taxes payable	1,817	1,689
Accrued professional fees and legal reserves	1,666	1,430
Accrued special charges	7,672	8,608
Current portion of accrued processing costs	2,395	2,384
Current portion of accrued closure and remediation reserves	178	465
Accrued insurance	1,275	2,523
Other	3,753	3,631

Total accrued expenses and other current liabilities	$23,351	$25,671

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.	REVENUES:

     The components of sales and service revenue are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Collection, processing and disposal services	$133,580	$151,170	$140,602
By-product sales	17,223	22,254	35,323

Total	$150,803	$173,424	$175,925

13.	INCOME TAXES:

     The components of the provision (benefit) for income taxes with respect to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current -
Federal	$(2,419)	$209	$(773)
State	205	1,348	102

Total	(2,214)	1,557	(671)

Deferred -
Federal	(374)	1,262	5,345
State	(339)	574	556

Total	(713)	1,836	5,901

Provision (benefit) for income taxes	$(2,927)	$3,393	$5,230

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income (loss) before provision (benefit) for income taxes and including the cumulative effect of change in accounting principle is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Tax at statutory rate	$(45,855)	$3,754	$(2,314)
Add -
State taxes, net of federal benefit	(2,436)	1,450	623
Nondeductible expenses	14,425	2,158	454
Change in valuation allowance	30,684	(5,023)	6,951
Other	255	1,054	(484)

Total provision (benefit) for income taxes	$(2,927)	$3,393	$5,230

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of significant temporary differences representing net deferred income tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)
Reserves	$2,688	$3,237
Intangible assets	21,840	(8,278)
Accrued expenses	1,149	793
Net operating losses	8,441	2,553
Tax credits	3,058	2,656
Capital loss carryforwards	49	49
Property, plant and equipment	(2,705)	(2,309)
Prepaid expenses	(571)	(498)
Other	(540)	3,809
Valuation allowances against deferred income tax assets	(33,409)	(2,725)

Net deferred income tax assets (liabilities)	$—	$(713)

     Net deferred income tax assets and liabilities with respect to continuing operations are classified as follows:

	December 31,

	2002	2001

	(In thousands)
Current deferred income tax assets (liabilities)-
Gross assets	$—	$3,414
Gross liabilities	—	(460)

Total, net	—	2,954

Non-current deferred income tax assets (liabilities)-
Gross assets, net of valuation allowance	—	6,920
Gross liabilities	—	(10,587)

Total, net	—	(3,667)

Net deferred income tax assets (liabilities)	$—	$(713)

     For purposes of the United States consolidated federal income tax return, as of December 31, 2002, the Company had estimated net operating loss carryforwards of $22.9 million, tax credit carryforwards of approximately $3.0 million, and unused capital loss carryforwards of approximately $0.1 million available to offset taxable income in the future. In connection with certain acquisitions, ownership changes occurred resulting in various limitations on net operating loss carryforwards. The net operating loss carryforwards will begin to expire in 2008. The tax credit carryforwards will begin to expire in 2006 and the capital loss carryforwards will begin to expire in 2005. The Company also has state net operating loss carryforwards available to offset future state taxable income that may or may not be utilized in future periods.

     Valuation allowances have been established for uncertainties in realizing the benefits of tax attribute carryforwards. As of December 31, 2002, the Company established a valuation allowance against all U.S. deferred income tax assets. The valuation allowance increased approximately $30.7 million during the year ended December 31, 2002. This increase is primarily due to the impairment of deductible goodwill recognized as a result of the adoption and implementation of SFAS No. 142 and due to the uncertainty of realizing net operating loss carryforwards. The activity in the valuation allowance is as follows (in thousands):

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

						Valuation
		Uncertainty of	Uncertainty of	Uncertainty of	Valuation	Allowance on
	Balance at	Realization of	Realization of	Realization of	Allowance on	SFAS No. 142
	Beginning of	Tax Loss	Tax Credit	Capital Loss	Operations	Goodwill	Balance at
	Period	Carryforwards	Carryforwards	Carryforwards	Held for Sale	Impairment	End of Period

Year ended December 31, 2000	$(657)	(140)	—	—	(6,951)	—	$(7,748)
Year ended December 31, 2001	$(7,748)	51	(132)	(1,847)	6,951	—	$(2,725)
Year ended December 31, 2002	$(2,725)	(7,695)	(2,926)	1,798	—	(21,861)	$(33,409)

     The Company is required to provide for U.S. income taxes on unremitted income (loss) of foreign subsidiaries as it is the intention of management to discontinue its foreign operations. Unremitted losses of foreign subsidiaries are approximately $3.6 million at December 31, 2002. No tax benefit for these losses has been recorded due to the uncertainty of realization.

14.	EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share is as follows (in thousands, except share data):

	Years Ended December 31,

	2002	2001	2000

Numerator:
For basic and diluted earnings per share -
Net income (loss) available to common stockholders	$(148,576)	$3,386	$(25,377)

Denominator:
For basic earnings per share -
Weighted average shares	16,079,020	15,988,272	15,797,505

Effect of Dilutive Securities:
Stock options and warrants	—	740,043	—

For diluted earnings per share -
Weighted average shares and assumed conversions	16,079,020	16,728,315	15,797,505

     For the years ended December 31, 2002 and 2000, the Company had net losses which precluded recognizing the effect of dilutive securities of 3,179,968 shares and 2,703,209 shares, respectively, related to outstanding stock options and warrants, because to do so would have been anti-dilutive. For the year ended December 31, 2001, 1,048,284 employee stock options and warrants were not included in the computation of earnings per share because to do so would have been anti-dilutive.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.     DEBT OBLIGATIONS:

	December 31,

	2002	2001

	(In thousands)
Revolving credit facility	$76,815	$85,000
Notes payable to individuals, interest at 8.5%, maturing January 2008, secured	1,055	1,067
Notes payable to employees and individuals (former shareholders of acquired companies) interest ranging from non-interest bearing (accreting at 6.25%) to 5.9%, maturing September 2004 to July 2006, unsecured	1,785	2,271
Obligations under capital leases, interest ranging from 5.3% to 10.0%, expiring October 2003 to January 2005, secured by equipment and vehicles	757	2,016
Insurance premium notes, interest at 4.5% to 9.0%, maturing February 2003 to August 2003, unsecured	742	1,674

Total debt	81,154	92,028
Less current maturities	(78,474)	(2,801)
Less debt associated with discontinued operations	(8)	(100)

Total long-term obligations	$2,672	$89,127

     At December 31, 2002, approximately $78.5 million of principal payments on debt obligations were payable during the next year. $76.8 million of these payments represent amounts due under the Company’s revolving credit facility, which the Company intends to extend or refinance prior to April 2003. The remaining $1.7 million of principal payments due are expected to be funded from operating cash flows and, if necessary, from borrowings under the revolving credit facility.

     The Company has a revolving credit facility with a group of banks under which it may borrow to fund working capital requirements. Amounts outstanding under the credit facility are secured by a lien on substantially all of the Company’s assets. The credit facility, which matures on April 15, 2003, contains affirmative, negative and subjective covenants, requires the Company to comply with certain financial covenants and obtain the lenders’ consent before making any acquisitions or dispositions of assets, and prohibits the payment of cash dividends. Prior to the maturity of the credit facility on April 15, 2003, the Company must either extend the term of the credit facility or obtain an alternative source of financing. Because of the Company’s recent performance and conditions in the credit markets, the Company will likely be required to seek an extension of the existing credit facility. There can be no assurance that the Company will be successful in extending the term of the facility, and any extension is likely to be for a period of approximately three months. Therefore, the Company must ultimately secure near-term alternative financing or potentially face default on its debt. See Note 3 for additional discussion of the Company’s revolving credit facility.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Principal payments of long-term debt and capital lease obligations in excess of one year as of December 31, 2002, are as follows:

	Long-Term	Capital
	Debt	Leases

	(In thousands)
Less than 1 year	$78,052	$464
1-2 years	492	341
2-3 years	430	—
3-4 years	424	—
4-5 years	17	—
Thereafter	982	—

	80,397	805
Less – Amount representing interest	—	(48)

Total	$80,397	$757

16.     STOCK PLANS:

Stock Options and Warrants

     The Company has a stock option plan which provides for a maximum authorized number of shares equal to 15% of all outstanding common stock at the beginning of each year, not to exceed a total of 3,000,000 shares. At December 31, 2002, 156,594 options were available to be granted under the plan. The Company also has a directors’ stock option plan which provides for granting 10,000 options to each director upon their initial election and 5,000 options each year thereafter. As of December 31, 2002, 130,000 options were available to be granted under this plan. The directors’ stock options vest on the date of grant and expire after 10 years. All options for employees and directors have an exercise price based on fair market value at the date of grant.

     The Company issued 1,000,000 stock warrants in 1996 in connection with its acquisition of the Oilfield Waste Division. All of the other outstanding warrants were issued in connection with acquisitions. The outstanding warrants at December 31, 2002 have a weighted average exercise price of $2.24.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes activity related to stock options and warrants:

	Years Ended December 31,

	2000		2001		2002

	Options	Warrants	Options	Warrants	Options	Warrants

Options and warrants outstanding, beginning of period	1,378,182	1,076,250	1,626,959	1,076,250	1,378,843	1,076,250
Granted (per share)
2000:
$2.25	230,000	—
$4.88-$6.81	262,500	—
$7.69-$8.63	40,000	—
2001:
$2.19-$3.14			53,000	—
$4.63-$6.50			77,500	—
2002:
$0.39-$0.63					1,284,000	—
$1.98-$2.48					—	100,000
$3.31-$4.85					27,500	—
$5.02-$5.68					55,000	—
Exercised (per share)
2000:
$0.02	(2,500)	—
2001:
$0.02			(65,625)	—
$2.25			(5,334)	—
2002:
$0.02					(33,750)	—
$2.19-$2.25					(8,168)	—
Forfeitures (per share)
2000:
$6.81-$9.50	(87,639)	—
$13.38-$19.25	(150,915)	—
$20.25-$21.88	(42,669)	—
2001:
$2.25			(41,191)	—
$4.88-$6.81			(49,798)	—
$7.50-$9.50			(15,000)	—
$15.13-$21.88			(201,668)	—
2002:
$2.25					(44,788)	—
$4.88-$6.81					(130,003)	—
$7.69-$9.50					(343,333)	—
$11.40-$14.13					(5,000)	(56,250)
$18.25-$22.50					(120,333)	—

Options and warrants outstanding, end of period	1,626,959	1,076,250	1,378,843	1,076,250	2,059,968	1,120,000

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding				Options Exercisable

	Number	Weighed Average		Number
	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Range of	December 31,	Contractual Life	Average	December 31,	Average
Exercise Prices	2002	(Years)	Exercise Price	2002	Exercise Price

$0.02-0.63	1,367,750	9.6	$0.41	139,587	$0.21
2.19-5.90	283,519	8.3	3.33	188,251	3.34
6.00-9.50	191,699	6.8	7.55	165,135	7.67
14.13-22.50	217,000	5.9	19.59	217,000	19.59

$0.02-22.50	2,059,968	8.8	$3.50	709,973	$8.70

Employee Stock Purchase Plan

     The Company’s Employee Stock Purchase Plan (“ESPP”) allows employees to purchase shares from the Company’s authorized but unissued shares of common stock, shares of common stock reacquired by the Company or any combination thereof. The ESPP is intended to qualify as an “Employee Stock Purchase Plan” under section 423 of the Internal Revenue Code.

     The Company’s ESPP provides for maximum purchases of 500,000 shares in aggregate. Full-time employees are eligible to purchase shares during six month purchase periods with payroll deductions ranging from 1% to 10% of compensation. No participant will be granted an option under the ESPP (i) if, immediately after the grant, the participant would own stock and/or hold outstanding options to purchase stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or (ii) which permits the participant’s rights to purchase stock under all employee stock purchase plans of the Company to accrue at a rate which exceeds $25,000 of fair market value of such stock (determined at the time such option is granted) for each calendar year in which such option is outstanding at any time. The purchase price per share is 85% of the lower of the market price on the first or last business day of the purchase period. Effective January 1, 2003, the ESPP was suspended as the Company has reached the maximum number of shares allowed in the plan.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Years Ended December 31,

		2002	2001	2000

Net income (loss)	As reported	$(148,576)	$3,386	$(25,377)
	Pro forma	(149,021)	2,733	(25,862)
Basic earnings (loss) per share	As reported	$(9.24)	$0.21	$(1.61)
	Pro forma	(9.27)	0.17	(1.64)
Diluted earnings (loss) per share	As reported	$(9.24)	$0.20	$(1.61)
	Pro forma	(9.27)	0.16	(1.64)

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

     The fair value of each employee stock option granted and purchase rights exercised under the ESPP were estimated using the Black-Scholes pricing model with the following assumptions:

Years Ended December 31,

	2002	2001	2000

Expected stock price volatility	25.15%-75.78%	46.61%-79.30%	70.00%-80.71%
Risk-free interest rate	1.59%-5.43%	3.49%-6.70%	5.05%-7.08%
Expected life of options	.5-10 years	.5-10 years	.5-10 years
Expected dividend/yield	—	—	—

     During the years ended 2002, 2001 and 2000, 1,366,500, 130,500 and 532,500 options were granted to employees which had a weighted average fair value of $0.58, $3.56 and $4.13 per option and a weighted average exercise price of $0.72, $4.37 and $4.92 per option, respectively.

17.     STOCK REPURCHASES:

     During 2002 and 2001, the Company repurchased and subsequently reissued 80,450 and 28,000 shares of common stock to employees pursuant to the Company’s ESPP, respectively. See Note 16.

18.     EMPLOYEE BENEFITS:

     The Company sponsors a 401(k) retirement plan under which all employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits. The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution. Compensation expense of the Company’s continuing operations related to this plan was approximately $850,000 for each of the years ended December 31, 2002, 2001 and 2000.

19.     RELATED PARTY TRANSACTIONS:

     On December 31, 1998, the Company sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of the Company’s grease processing facilities. This individual was no longer a director of the Company as of December 31, 1999. As part of the purchase, the Company recorded a note receivable; however, as of December 31, 2000, the uncollected balance of approximately $550,000 was written off as the balance was deemed uncollectible. The former director has been

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

making modest payments totaling approximately $83,000 for the year ended December 31, 2002.

     On September 21, 2000, the Company acquired certain assets of Safari Environmental Management Services LLC. In connection with the acquisition, the Company issued notes payable to the three former owners of Safari. The total amount payable at December 31, 2002 was $110,000 and is due in two remaining equal annual installments on the anniversary date of the purchase.

20.     COMMITMENTS AND CONTINGENCIES:

Closure Bonds, Performance Bonds, Collateral Bonds and Letters of Credit

     As of December 31, 2002, the Company had a total of $12.0 million of financial assurance in the form of letters of credit and bonds to provide for the ultimate closure of the Company’s facilities.

     Many of the Company’s customers require that it post performance bonds to secure its performance under the terms of a contract and to guarantee that it will pay subcontractors and vendors. The Company is also required to provide financial assurance in order to obtain or renew operating permits and to guarantee that its permitted facilities will be closed in accordance with applicable law. The Company establishes financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to the Company’s current financial condition there can be no assurance that it will be able to continue to obtain financial assurance on commercially reasonable terms without providing additional collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of the Company’s ongoing operations, and failure to obtain any such financial assurance would have a material adverse effect on the Company’s business, results of operations and financial condition. As of December 31, 2002 the Company had performance bonds totaling $10.6 million.

     In January 2003, the Company made the initial payment on a ten-year finite risk insurance policy. This policy provides up to $18 million toward the projected closure obligations for the Company's facilities, as well as up to $12.4 million of performance bonding capacity. The Company believes that this policy will satisfy its bonding needs for the foreseeable future but there can be no assurance that this policy will be sufficient to satisfy all of the Company’s bonding needs.

Guarantees and Other Assurances

     As part of normal business, the Company and certain subsidiaries enter into various agreements providing financial or performance assurance to third parties on behalf of certain subsidiaries. Financial guarantees in excess of one year as of December 31, 2002, are as follows (in thousands):

	Less than 1
	year	2 years	3 years	4 years	5 years	Thereafter	Total

Guarantee of Subsidiary Obligation	$168	$133	$22	$—	$—	$—	$323
Guarantee of Subsidiary Operating Leases	531	253	59	61	63	317	1,284
Guarantee of Lease Residual	194	—	—	—	—	—	194

Total Guarantees	$893	$386	$81	$61	$63	$317	$1,801

     The Company believes the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance

     The Company maintains various types of insurance coverage for its business including, without limitation, commercial general liability and commercial automobile liability, workers’ compensation and employer liability, pollution legal liability and a general umbrella policy. In addition, the Company is partially self-insured for employee group health claims. During the fourth quarter of 2001, the Company agreed to accept $1.1 million from one of its insurance carriers in settlement of property damage and business interruption claims made with respect to losses suffered as a result of an incident at its Canadian facility in March 2000. The Company has not incurred significant claims or losses in excess of its insurance limits during the periods presented in the accompanying consolidated financial statements. See “Litigation” below for further discussion relating to the bankruptcy of one of the Company’s insurance carriers.

Noncompete and Oilfield Waste Disposal Agreements

     Since the organization of the Company, Newpark Resources, Inc. has been the largest customer of the Oilfield Waste Division. Newpark’s revenues represented 24%, 35% and 48% of the Oilfield Waste Division’s revenues for the years ended December 31, 2002, 2001 and 2000, respectively. Newpark elected not to exercise its option to extend the term of its disposal agreement with the Company and, therefore, the disposal agreement terminated on July 1, 2002. As part of the termination of this disposal agreement, the Company’s agreement not to compete with Newpark in the Gulf Coast and inland waters markets was also terminated. Although certain of the Company’s landfarms hold the permits necessary to accept oilfield waste generated offshore and/or in inland waters of the Gulf Coast region, in order to more effectively compete with Newpark and other industry participants for such waste, on November 15, 2002, the Company purchased from Trinity Storage Services, L.P. six oilfield waste transfer stations located along the Gulf Coast of Louisiana and Texas for approximately $3.0 million in cash and warrants to purchase 100,000 shares of the Company’s common stock.

Waste Management, Inc. Leachate Agreement

     In connection with the acquisition of the Company’s Detroit facility from Waste Management, Inc. (“WMI”) in 1998, the Company and WMI entered into an agreement to which WMI agreed for a period of 20 years to deliver to the Company for processing and disposal all landfill leachate (up to a maximum of 35 million gallons per year) from certain landfills operated by WMI. The processing fee paid by WMI for delivered landfill leachate is to be adjusted to reflect any increase in the Consumer Price Index. This agreement generated revenues of $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Leases

     The Company leases office facilities and certain equipment under noncancelable operating leases for periods ranging from one to 20 years. Rent expense was approximately $8.4 million, $9.6 million and $8.6 million for the years ended December 31, 2002 and 2001 and 2000, respectively. The following table presents future minimum rental payments under noncancelable operating leases with terms in excess of one year:

Operating Leases

(In thousands)
As of December 31, 2002:
Less than 1 year	$3,493
1-2 years	2,551
2-3 years	1,953
3-4 years	1,609
4-5 years	1,282
Thereafter	8,650

Total	$19,538

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Regulatory Proceedings

     In October 2002, U S Liquids of Detroit, Inc., a subsidiary of U S Liquids Inc., entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of the Company’s Detroit facility that was commenced by the EPA and the FBI in August 1999. Under the terms of the agreement, U S Liquids of Detroit entered a guilty plea to specified violations of the Resource Conservation and Recovery Act of 1976 (“RCRA”) and the Rivers and Harbors Act and was placed on probation for five years. The agreement requires, among other things, that the Company pay a $4.5 million penalty and contribute $1.0 million to certain community service organizations without interest. These amounts will be paid over a five-year period. The United States District Court for the Eastern District of Michigan will determine at the end of the probationary period whether and to what extent interest must be paid on the deferred payments. During the fourth quarter of 2001, the Company recorded a charge of $5.0 million to establish a reserve for this matter. After considering the net present value of the total obligation, this reserve was reduced by $0.9 million during the fourth quarter of 2002. An additional charge may be required if interest is imposed by the court on the deferred payments. As of December 31, 2002, the remaining reserve was $3.9 million.

     The EPA notified the Company in 1999 that liquid waste received by its former Re-Claim Louisiana facility and stored off-site contained hazardous constituents and, therefore, the waste could not be processed by the facility. The Company believed that the waste could be handled as nonhazardous waste. A reserve was established for costs to be incurred to deliver this waste to a third party for processing and disposal. As of December 31, 2002, the Company had a remaining reserve of approximately $0.2 million to process and dispose of the remaining waste.

     In the fourth quarter of 1999, the EPA notified the Company of certain alleged violations of RCRA by the Company’s former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from sites that it was not permitted to accept waste from under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and then improperly disposed of such waste. In July 2001, the Company entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, the Company paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, the Company received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to the Company at the time, the Company believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, the Company received a follow up subpoena seeking additional documentation. Shortly thereafter, the Company was advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. The Company has cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. The Company does not believe that the results of this investigation will have a material adverse effect on its business, results of operations or financial condition.

     The Company acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method would be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%, Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially complete at all three sites. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of December 31, 2002, the balance of this reserve was $2.8 million, of which $0.2 million is classified as short-term and is expected to be paid in the next twelve months. The Company believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

     The operations of the Innovative Services Group of the Company’s Commercial Wastewater Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Company’s facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company’s customers, due to what the ATF alleges was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company’s documentation. During the third quarter of 2001, the ATF notified the Company that, in order to recoup refund claims previously paid to its customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. Based upon discussions with the ATF, the Company believes that the offer will be accepted by the ATF. The proposed assessment by the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. The Company is currently engaged in discussions with the affected customers concerning the refund claims in question. Settlements have been reached with certain customers and the Company believes that satisfactory settlements can be reached with all of the other affected customers. The Company continues to maintain a reserve for this matter. As of December 31, 2002, the total reserve remaining was $0.4 million.

Litigation

     During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in the Company’s March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company’s Detroit facility and the Company’s financial condition in the prospectus relating to the March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act. In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to the Company’s March 1999 stock offering. Further proceedings and discovery in the lawsuit have been suspended pending the resolution of the Company’s dispute with its insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs. The Company and its insurance carrier have both moved for summary judgment on the issue of whether such insurance coverage exists.

     In addition, one stockholder of the Company has filed a lawsuit against certain former and current officers and directors of the Company in connection with the operation of its Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff alleges derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of the Company’s dispute with its insurance carrier over whether insurance coverage exists for the claims asserted in the securities class action.

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

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and the Company made payments totaling $0.5 million in October 2002. The Company has committed to making additional payments of $1.0 million during 2003 and $0.7 million in 2004. After the fourth quarter claims resolution, the reserve was adjusted to $3.7 million. The Company believes that the reserve is sufficient to satisfy its obligation with respect to such payments, as well as remaining claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

     In February 1998, the Company entered into an employment agreement with its former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with the Company alleging that it breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated arbitration proceeding against the Company seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. The Company denies that it has any liability to Mr. Blackwell. The arbitration is currently scheduled to begin on May 7, 2003.

     On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against the Company and certain of its current and former officers. Mr. Rosen alleges, among other things, that the Company breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain of the Company’s subsidiaries and because he refused to certify, for internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. The Company denies that it has any liability to Mr. Rosen.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial statements.

21.     SEGMENT INFORMATION:

     The Company’s subsidiaries are organized into three divisions – the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The Commercial Wastewater Division collects, processes and disposes of nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous waste and recovers saleable by-products from certain waste streams. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. The following is a summary of key business segment information (in thousands):

	Years Ended December 31,

	2002	2001	2000

Revenues-
Oilfield Waste	$20,088	$27,089	$21,720
Commercial Wastewater	71,085	81,914	97,097
Industrial Wastewater	59,630	64,421	57,108

Total	$150,803	$173,424	$175,925

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle -
Oilfield Waste	$9,217	$14,775	$10,304
Commercial Wastewater	(12,482)	7,003	(7,739)
Industrial Wastewater	(13,850)	9,163	14,531
Corporate	(22,897)	(20,215)	(23,707)

Total	$(40,012)	$10,726	$(6,611)

Identifiable assets-
Oilfield Waste	$39,415	$36,999	$36,948
Commercial Wastewater	61,020	170,804	187,759
Industrial Wastewater	48,347	113,023	115,505
Corporate	6,217	518	11,965

Total	$154,999	$321,344	$352,177

Depreciation and amortization expense-
Oilfield Waste	$2,534	$2,558	$2,335
Commercial Wastewater	4,158	5,180	5,400
Industrial Wastewater	2,928	4,742	4,544
Corporate	1,316	843	797

Total	$10,936	$13,323	$13,076

Capital expenditures-
Oilfield Waste	$1,442	$2,167	$2,109
Commercial Wastewater	4,359	5,107	11,866
Industrial Wastewater	902	1,493	3,921
Corporate	560	1,743	1,296

Total	$7,263	$10,510	$19,192

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The following items should be noted in comparing the segment data set forth above:

•	During the fourth quarter of 2002, the Company was able to cancel its lease at its Re-Claim Louisiana facility resulting in the reversal of the remaining lease liability of $1.0 million. This was income to the Commercial Wastewater Division. See Note 4.

•	During the fourth quarter of 2002, the Company accrued $0.5 million for future severance payments as a result of its restructuring plans. During the third quarter of 2002, the Company accrued $1.1 million for future severance payments as a result of the departure of its Chief Executive Officer. These charges were corporate expenses.

•	In the third quarter of 2002, $2.15 million was received in connection with the Company’s settlement of an additional insurance claim. This was income to the Industrial Wastewater Division. See Note 4.

•	During the third quarter of 2002, the Company recorded charges for approximately $51.0 million for additional goodwill impairment, which was classified as an operating expense. However, as a result of reclassifying certain operations to discontinued, the charge remaining in continuing operations is $40.1 million. See Note 10 for a details and the breakout of the charge by segment.

•	Assets decreased significantly in 2002 as a result of SFAS No. 142. See Note 10 for a detail by segment.

•	In the second quarter of 2001, the Company received $7.5 million in connection with a settlement with National Steel. This was income to the Industrial Wastewater Division. See Note 4.

•	In the third quarter 2001, the Company received $3.75 million in connection with the settlement of a claim under the Company’s property damage policy. This was income to the Industrial Wastewater Division. See Note 4.

•	During the fourth quarter of 2001, a charge of $5.0 million was recorded relating to a proposed settlement with the U.S. Attorney in Detroit. During the fourth quarter of 2002, after consideration of the net present value of the total obligation, the charge was reduced by $0.9 million. This net charge was to the Company’s Industrial Wastewater Division. See Notes 4 and 20.

•	During the fourth quarter of 2001, a charge of $3.5 million was recorded relating to the liquidation of one of the Company’s insurance carriers. During the fourth quarter of 2002, after consideration of the net present value of known obligations and an estimate of other possible claims, an additional charge was recorded for $0.7 million. These charges were a corporate expense. See Notes 4 and 20.

•	During the fourth quarter of 2001, a charge of approximately $1.2 million was recorded to reduce the carrying value to fair value of a business that was classified as held for sale and then later incorporated back into the Company’s core business. This was a charge to the Company’s Commercial Wastewater Division. See Notes 4 and 6.

•	During the fourth quarter of 2000, approximately $12.8 million was recorded as anticipated losses on the sales of certain operations and the shutdown of the Re-Claim Louisiana facility in the Commercial Wastewater Division. See Note 4.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	Approximately $12.8 million was recorded as income to the Industrial Wastewater Division during the fourth quarter of 2000 relating to the termination of a disposal agreement with Waste Management, Inc. See Note 4.

22.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     Quarterly financial information for the years ended December 31, 2002 and 2001 are summarized as follows (in thousands, except per share data):

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$35,851	$39,311	$37,786	$37,855
Operating income (loss)	2,136	5,216	(37,298)	(1,150)
Income (loss) from continuing operations	505	2,767	(36,316)	(4,041)
Loss from discontinued operations	(1,024)	(777)	(10,157)	(8,530)
Net income (loss)	(87,748)	1,990	(50,247)	(12,571)
Earnings (loss) per share from continuing operations:
Basic	$0.03	$0.17	$(2.26)	$(0.25)
Diluted	0.03	0.17	(2.26)	(0.25)
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.05)	$(0.63)	$(0.53)
Diluted	(0.06)	(0.05)	(0.63)	(0.53)
Earnings (loss) per share:
Basic	$(5.47)	$0.12	$(3.12)	$(0.78)
Diluted	(5.47)	0.12	(3.12)	(0.78)

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$42,723	$44,848	$44,765	$41,088
Operating income (loss)	3,831	11,701	9,522	(5,168)
Income (loss) from continuing operations	373	4,548	3,604	(1,192)
Income (loss) from discontinued operations	55	485	(165)	(4,322)
Net income (loss)	428	5,033	3,439	(5,514)
Earnings (loss) per share from continuing operations:
Basic	$0.02	$0.29	$0.22	$(0.07)
Diluted	0.02	0.27	0.21	(0.07)
Earnings (loss) per share from discontinued operations:
Basic	$0.01	$0.03	$(0.01)	$(0.27)
Diluted	0.01	0.03	(0.01)	(0.27)
Earnings (loss) per share:
Basic	$0.03	$0.32	$0.21	$(0.34)
Diluted	0.03	0.30	0.20	(0.34)

     The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

Exhibit Index

Exhibit
No.		Description

3.1	—	Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

3.2	—	Third Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 3.2 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.1	—	Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.2	—	Second Amended and Restated Credit Agreement, dated February 3, 1999, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.2 of the U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

4.3	—	First Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.3 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.4	—	Second Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.4 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.5	—	Third Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.7 of the Form 10-Q for the quarter ended June 30, 2000 is hereby incorporated by reference).

4.6	—	Fourth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

4.7	—	Fifth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).

Exhibit
No.		Description

4.8	—	Sixth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.8 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.9	—	Seventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.10	—	Eighth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.10 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.11	—	Letter Agreement, dated August 8, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.14 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.12	—	Ninth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.13 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.13	—	Letter Agreement, dated October 4, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.15 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

4.14	—	Tenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.16 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

+4.15	—	Eleventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.16	—	Twelfth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

+4.17	—	Thirteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.18	—	Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

4.19	—	Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association. (Exhibit 4.7 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

**10.1	—	Asset Purchase Agreement, dated December 2, 1996, among U S Liquids Inc., Sanifill, Inc. and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.2	—	Estoppel, Waiver and Amendment Agreement, dated June 16, 1997, between Sanifill, Inc. and U S Liquids Inc. (Exhibit 10.27 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

Exhibit
No.		Description

10.3	—	Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.59 of U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

+10.4	—	Estoppel and Waiver Agreement, dated February 15, 1999, between U S Liquids Inc. and Sanifill, Inc.

10.5	—	General Release, Severance and Settlement Agreement, dated August 28, 2002, between U S Liquids Inc. and Michael P. Lawlor (Exhibit 10.28 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

+10.6	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and William M. DeArman.

+10.7	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and Cary M. Grossman.

+10.8	—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and James C. Jackson.

**10.9	—	Purchase and Sale of Assets Agreement between U S Liquids of La., L.P. and U S Liquids Inc., on the first part, and Trinity Storage Services, L.P. and CCBS, Inc., its general partner, on the second part (Exhibit 10.34 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.10	—	Employment Agreement, dated September 1, 1999, between U S Liquids Inc. and Steven J. Read, as amended. (Exhibit 10.10 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

*10.11	—	Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van Rooyan, as amended. (Exhibit 10.26 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

10.12	—	U S Liquids Inc. Amended and Restated Stock Option Plan (Exhibit 10.12 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.13	—	U S Liquids Inc. Directors’ Stock Option Plan (Exhibit 10.13 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

*10.14	—	Employment Agreement, dated July 15, 2001, between U S Liquids Inc. and John P. Miklich (Exhibit 10.27 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

10.15	—	Agreement, dated November 15, 2000, between U S Liquids Inc. and W. Gregory Orr. (Exhibit 99.2 to the Form 8-K filed on November 21, 2000, is hereby incorporated by reference).

**10.16	—	Asset Purchase Agreement, dated November 1, 2002, between and among Liquid Environmental Solutions of Texas, L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.31 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.17	—	Transition Services Agreement, dated as of November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.32 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.18	—	License Agreement, dated as of November 1, 2002, between Liquid Environmental Solutions of Texas, L.P. and U S Liquids Inc. (Exhibit 10.33 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

**10.19	—	Agreement for Purchase and Sale of Assets, dated April 21, 1998, among US Parallel Products of California, Parallel Products of Kentucky, Inc., Parallel Products of Florida, Inc., Parallel Products, DWA of Belvedere

Exhibit
No.		Description

Company, The Estate of David W. Allen, David W. Allen Trust No. 1, Peter Allen, Neal Koehler and Richard Eastman. (Exhibit 2.1 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.20	—	Warrant, dated December 13, 1996, issued by U S Liquids Inc. to Sanifill, Inc. (Exhibit 10.31 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

+21.1	—	List of subsidiaries of U S Liquids Inc.

+23.1	—	Consent of Deloitte & Touche LLP.

+	Filed herewith

*	Management Contract

**	Schedules to this agreement will be furnished supplementally to the Commission upon request.