Form 10-K/A
period 2002-12-31
U S LIQUIDS INC
filed 2003-07-03
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

TABLE OF CONTENTS

U S Liquids Inc. (the “Company”) is filing this Annual Report on Form 10-K/A to correct the consolidated financial statements as presented in Note 23.

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

PART I

Item 1. Business

Overview

     We are a leading national provider of liquid waste management services, including collection, processing, recovery and disposal services. Assuming the sale of certain operations held for sale or closure, we operate 40 facilities located in 16 states and serve over 10,000 customers in numerous industries. At March 1, 2003, we employed approximately 890 persons full-time. We operate in three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. Our Commercial Wastewater Division collects, processes and disposes nonhazardous liquid waste such as industrial wastewater, bulk liquids and dated beverages. Our Industrial Wastewater Division collects, processes and disposes hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Commercial and Industrial Wastewater Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastic, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. Our Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas, primarily from the Gulf of Mexico and land-based rigs in Louisiana, Texas and northern Mexico.

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

   Commercial and Industrial Wastewater Divisions

     Overview. The Commercial and Industrial Wastewater Divisions receive fees to collect, process and dispose of hazardous and nonhazardous liquid waste. In addition, the Divisions generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastic, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Commercial Wastewater Division receives and processes nonhazardous waste such as industrial wastewater, bulk liquids and dated beverages. The Industrial Wastewater Division collects and processes hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, industrial wastewater, petroleum fuels and antifreeze. The

Industrial Wastewater Division also processes certain sludges and solid hazardous wastes. The Commercial Wastewater Division contributed approximately 47.2%, 47.1% and 55.1% of our 2002, 2001 and 2000 revenues from continuing operations, respectively. The Industrial Wastewater Division contributed approximately 39.5%, 37.3% and 32.5% of our 2002, 2001 and 2000 revenues from continuing operations, respectively.

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

   Oilfield Waste Division

     Overview. Through six processing facilities, we treat and dispose of waste that is generated in the exploration for and production of oil and natural gas. Oilfield waste residuals include saltwater, which is injected into on-site disposal wells; recovered hydrocarbons, which are sold for re-use; and soil, which is generally stockpiled but can be re-used for certain defined applications. In addition, at two Louisiana locations, we clean tanks, barges and other vessels used in the storage and transportation of oilfield waste. The Oilfield Waste Division generated approximately 13.3%, 15.6% and 12.4% of our 2002, 2001 and 2000 revenues from continuing operations, respectively.

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

Competition

     The liquid waste industry is highly fragmented and very competitive. Competition in each of the segments of the liquid waste industry in which we operate is primarily on the basis of proximity to collection operations, collection and processing fees charged and quality of service. Our Commercial Wastewater Division competes with numerous smaller, regional providers of liquid waste management services. Our Industrial Wastewater Division competes with Philip Services Corporation, Safety Kleen Corp., Clean Harbors, Inc., Vivendi Environment SA, Waste Management, Inc. and a number of other public and privately-held companies. Our Oilfield Waste Division competes with Newpark Resources, Inc. and a number of smaller companies for oilfield waste produced offshore and on land in the Gulf Coast region.

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

     Our auditors have stated in their report that the working capital deficit caused by the close proximity of the maturity of our revolving credit facility and the lack of compliance with our credit facility raises substantial doubts about our ability to continue as a going concern. If we are unable to successfully restructure our indebtedness, we may be required to seek protection under the bankruptcy laws.

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

Facility	Location	Liquid Wastes Managed	Facility Type	Owned/Leased

Parallel CA	Rancho Cucamonga, California	Bulk Liquids and Dated Beverages	Processing	Owned

National Solvent	Atlanta, Georgia	Industrial Wastewaters	Processing	Leased

First Source	Rockaway, New Jersey	Industrial Wastewaters	Field Services	Leased

D&H Holding	Hammond, Indiana	Industrial Wastewaters	Processing	Leased

Parallel KY	Louisville, Kentucky	Bulk Liquids and Dated Beverages	Processing	Owned

A&A Environmental	Carlisle, Pennsylvania	Industrial Wastewaters	Field Services	Leased

	Baltimore, Maryland	Industrial Wastewaters	Processing	Owned

	Salisbury, Maryland	Industrial Wastewaters	Field Services	Leased

	Stafford, Virginia	Industrial Wastewaters	Field Services	Leased

Facility	Location	Liquid Wastes Managed	Facility Type	Owned/Leased

Northern A-1	Kalkaska, Michigan	Industrial Wastewaters	Processing	Owned

	Muskegon, Michigan	Industrial Wastewaters	Field Services	Leased

	Montague, Michigan	Industrial Wastewaters	Field Services	Leased

Safety First	Kalkaska, Michigan	N/A	Other	Leased

	Traverse City, Michigan	N/A	Other	Leased

Gateway Terminal	Carteret, New Jersey	Industrial Wastewaters	Processing	Leased

E-Max Allegheny	Pittsburgh, Pennsylvania	Industrial Wastewaters	Processing	Leased

Cactus	Dallas, Texas	Industrial Wastewaters	Collection	Owned

Romic AZ	Chandler, Arizona	Hazardous Wastes; Industrial Wastewaters	Processing	Leased

Romic CA	East Palo Alto, California	Hazardous Wastes; Industrial Wastewaters	Processing	Owned

	Redwood City, California	Hazardous Wastes; Industrial Wastewaters	Processing	Leased

Romic Irwindale	Irwindale, California	Hazardous Wastes; Industrial Wastewaters	Collection	Leased

Romic NW	Clackamas, Oregon	Hazardous Wastes; Industrial Wastewaters	Collection	Leased

Romic Tacoma	Tacoma, Washington	Hazardous Wastes; Industrial Wastewaters	Collection	Leased

USL Florida	Tampa, Florida	Hazardous Wastes; Industrial Wastewaters	Processing	Owned

Waste Research	Augusta, Georgia	Industrial Wastewaters	Processing	Owned

	Macon, Georgia	Industrial Wastewaters	Processing	Owned

	Winston-Salem, North Carolina	Industrial Wastewaters	Field Services	Leased

USL Detroit	Detroit, Michigan	Hazardous Wastes; Industrial Wastewaters	Processing	Owned

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

     Statements of Operations Data:

	Years Ended December 31,

	2002	2001	2000	1999	1998

		(In thousands, except per share data)
	(As Restated) (a)	(As Restated) (a)	(As Restated) (a)
Revenues	$150,941	$172,885	$175,621	$160,721	$67,790
Operating expenses	109,616	120,389	129,804	105,959	36,167

Operating margin	41,325	52,496	45,817	54,762	31,623
Depreciation and amortization	10,936	13,323	13,076	11,419	5,208
Selling, general and administrative expenses	25,199	21,861	29,013	20,196	9,335
Goodwill impairment	40,110	—	—	—	—
Special charge (income), net	(3,383)	(1,603)	708	15,138	—

Income (loss) from operations	(31,537)	18,915	3,020	8,009	17,080
Interest expense	9,027	9,622	10,854	6,977	3,547
Other income, net	(329)	(524)	(304)	(394)	(127)

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle	(40,235)	9,817	(7,530)	1,426	13,660
Provision (benefit) for income taxes	(2,300)	3,063	4,895	2,360	5,326

Income (loss) from continuing operations	(37,935)	6,754	(12,425)	(934)	8,334

Discontinued operations:
Income (loss) from discontinued operations before income taxes	(20,208)	(7,947)	(19,716)	(65)	4,145
Income taxes	280	(4,000)	(6,180)	243	1,707

Income (loss) on discontinued operations	(20,488)	(3,947)	(13,536)	(308)	2,438
Cumulative effect of change in accounting principle	91,003	—	—	—	—

Net income (loss)	$(149,426)	$2,807	$(25,961)	$(1,242)	$10,772

Basic earnings (loss) per common share:
Basic earnings (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(2.36)	$0.42	$(0.78)	$(0.06)	$0.81
Discontinued operations	(1.27)	(0.25)	(0.86)	(0.02)	0.23
Cumulative effect of change in accounting principle	(5.66)	—	—	—	—

Basic earnings (loss) per common share	$(9.29)	$0.17	$(1.64)	$(0.08)	$1.04

Diluted earnings (loss) per common share:
Diluted earnings (loss) per common share from continuing operations before cumulative effect of change in accounting principle	$(2.36)	$0.40	$(0.78)	$(0.06)	$0.72
Discontinued operations	(1.27)	(0.23)	(0.86)	(0.02)	0.21
Cumulative effect of change in accounting principle	(5.66)	—	—	—	—

Diluted earnings (loss) per common share	$(9.29)	$0.17	$(1.64)	$(0.08)	$0.93

Weighted average number of common shares outstanding	16,079	15,988	15,798	15,324	10,317

Weighted average number of common and common equivalent shares outstanding	16,079	16,728	15,798	15,324	11,637

Balance Sheet Data:

	As of December 31,

	2002	2001	2000	1999	1998

		(In thousands)
	(As Restated)(a)	(As Restated)(a)	(As Restated)(a)
Working capital	$(75,919)	$4,817	$10,217	$10,189	$2,936
Total assets	153,011	319,541	351,283	369,083	252,165
Long-term obligations, including current maturities	81,146	91,928	111,519	104,826	68,394
Stockholders’ equity	17,930	167,290	164,286	190,148	124,944

(a)  See Note 23 of the notes to the consolidated financial statements regarding the restatement of the Company’s 2002, 2001 and 2000 financial statements.

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

     As discussed in Note 23 to the consolidated financial statements, the Company’s financial statements have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.

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

     The Commercial Wastewater Division generated $71.2 million, or 47.2%, of our revenues from continuing operations for the year ended December 31, 2002. This Division derives revenues from two principal sources: fees received for collecting, processing and disposing of nonhazardous liquid waste (such as industrial wastewater, bulk liquids and dated beverages) and revenue obtained from the sale of by-products, including industrial and fuel grade ethanol, solvents, aluminum, glass, plastic and cardboard, recovered from certain waste streams. Historically, some of our by-product sales involved the brokering of industrial and fuel grade ethanol produced by third parties; however, as of December 31, 2001, we had essentially exited the ethanol brokerage business. Collection and processing fees charged to customers vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

     The Industrial Wastewater Division generated $59.6 million, or 39.5%, of our revenues from continuing operations for the year ended December 31, 2002. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary per gallon by waste stream according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

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

Results of Operations

   Years Ended December 31, 2002 and 2001

     Revenues. Revenues for the year ended December 31, 2002 decreased $21.9 million, or 12.7%, from $172.9 million for the year ended December 31, 2001 to $150.9 million for the year ended December 31, 2002.

     The Commercial Wastewater Division contributed $71.2 million, or 47.2%, of 2002 revenues and $81.4 million, or 47.1%, of 2001 revenues. Collection and processing fees generated $59.6 million, or 83.7%, and $65.2 million, or 80.1%, of the Commercial Wastewater Division’s revenues for 2002 and 2001, respectively. Revenues from collection and processing of waste decreased $5.6 million, or 8.6%, due primarily to less event driven projects in 2002 compared to 2001 mainly in the eastern United States. By-product sales generated the remaining $11.6 million, or 16.3%, and $16.2 million, or 19.9%, of the Commercial Wastewater Division’s revenues for 2002 and 2001, respectively. The decrease in by-product sales was primarily due to exiting the brokered ethanol business and decreased volumes of waste processed.

     The Industrial Wastewater Division contributed $59.6 million, or 39.5%, of 2002 revenues and $64.4 million, or 37.3%, of 2001 revenues. The Industrial Wastewater Division’s revenues decreased $4.8 million, or 7.4%, primarily due to the impact of the slowdown in the technology sector on our West Coast facility, offset in part by improved performance at our Detroit facility of $2.1 million. Collection and processing fees generated $54.0 million, or 90.6%, and $58.4 million, or 90.7%, of the Industrial Wastewater Division’s revenues for 2002 and 2001, respectively. By-product sales generated the remaining $5.6 million, or 9.4%, and $6.0 million, or 9.3%, of the Industrial Wastewater Division’s revenues for 2002 and 2001, respectively.

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

     Operating Expenses. Operating expenses decreased $10.8 million, or 8.9%, from $120.4 million for the year ended December 31, 2001 to $109.6 million for the year ended December 31, 2002. As a percentage of revenues, operating expenses increased from 69.6% in 2001 to 72.6% in 2002. The increase was primarily due to those operations with decreased revenues in the Commercial Wastewater Division that did not have a proportionate decrease in operating expenses. In addition, operating costs were higher as a percentage of revenues in the Oilfield Waste Division as a result of the non-renewal of our agreement with Newpark Resources.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $2.4 million, or 17.9%, from $13.3 million for the year ended December 31, 2001 to $10.9 million for the year ended December 31, 2002. The decrease was attributable primarily to the discontinued amortization of goodwill in accordance with SFAS No. 142. Goodwill amortization from continuing operations in the prior year period amounted to approximately $3.4 million. The decrease was partially offset by increased depreciation expense of $0.5 million due to the implementation during 2002 of a new operating and billing system. As a percentage of revenues, depreciation and amortization expenses decreased from 7.7% in 2001 to 7.2% in 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.3 million, or 15.3%, from $21.9 million for the year ended December 31, 2001 to $25.2 million for the year ended December 31, 2002. The increase resulted primarily from severance expenses of $1.8 million and increased professional fees of $0.8 million. As a percentage of revenues, selling, general and administrative expenses increased from 12.6% in 2001 to 16.7% in 2002.

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

     Interest Expense and Other Income, net. Interest expense and other income, net decreased approximately $0.4 million, or 4.4%, from $9.1 million for the year ended December 31, 2001 to $8.7 million for the year ended December 31, 2002. This decrease resulted from reduced borrowings under our revolving credit facility and lower interest rates offset partially by lower levels of other income.

     Income Taxes. We recognized an income tax benefit of $2.3 million for the year ended December 31, 2002 as compared to an income tax expense of $3.1 million for the year ended December 31, 2001. The 2002 income tax benefit primarily represents the portion of income taxes paid in prior years which we could recover from carrying back losses. In the year ended December 31, 2001, we provided income taxes on that year’s taxable income.

     Cumulative Effect of Change in Accounting Principle. Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. During 2002, we recognized total charges of $91.0 million as a result of the adoption of SFAS No. 142. See Note 10 to our consolidated financial statements for further information.

   Years Ended December 31, 2001 and 2000

     Revenues. Revenues for the year ended December 31, 2001 decreased $2.7 million, or 1.6%, from $175.6 million for the year ended December 31, 2000 to $172.9 million for the year ended December 31, 2001.

     The Commercial Wastewater Division contributed $81.4 million, or 47.1%, of 2001 revenues and $96.8 million, or 55.1%, of 2000 revenues. Collection and processing fees generated $65.2 million, or 80.1%, and $66.4 million, or 68.6%, of the Commercial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from collection and processing of waste decreased $1.2 million, or 1.8%, primarily due to the benefit in fiscal year 2000 of revenues generated from a major oil spill project. By-product sales generated the remaining $16.2 million, or 19.9%, and $30.4 million, or 31.4%, of the Commercial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from the sale of by-products decreased $14.1 million, or 46.5%, primarily due to lower brokered ethanol sales. As of December 31, 2001, we had essentially exited the business of brokering ethanol produced by third parties.

     The Industrial Wastewater Division contributed $64.4 million, or 37.3%, of 2001 revenues and $57.1 million, or 32.5%, of 2000 revenues. Collection and processing fees generated $58.4 million, or 90.7%, and $52.2 million, or 91.3%, of the Industrial Wastewater Division’s revenues for 2001 and 2000, respectively. Revenues from the collection and processing of waste increased $6.3 million, or 12.0%, primarily due to improved performance at our Detroit facility of $6.1 million. By-product sales generated the remaining $6.0 million, or 9.3%, and $4.9 million, or 8.7%, of the Industrial Wastewater Division’s revenues for 2001 and 2000, respectively.

     The Oilfield Waste Division contributed $27.1 million, or 15.6%, of 2001 revenues and $21.7 million, or 12.4%, of 2000 revenues. The Oilfield Waste Division’s revenues increased $5.4 million, or 24.7%, primarily due to increased on-shore drilling activity.

     Operating Expenses. Operating expenses decreased $9.4 million, or 7.3%, from $129.8 million for the year ended December 31, 2000 to $120.4 million for the year ended December 31, 2001. As a percentage of revenues, operating expenses decreased from 73.9% in 2000 to 69.6% in 2001. This decrease resulted from lower brokered ethanol sales, which produced margins in the range of -2.0% to 2.0%. Operating improvements implemented at our Detroit facility also contributed to this decrease, as well as our Oilfield Division, which maintained its cost base with a significant revenue increase. Expenses also improved due to a reduction in estimated uninsured losses of $1.4 million at the end of the annual insurance year in August 2001.

     Depreciation and Amortization. Depreciation and amortization expenses increased $0.2 million, or 1.9%, from $13.1 million for the year ended December 31, 2000 to $13.3 million for the year ended December 31, 2001. As a percentage of revenues, depreciation and amortization expenses increased from 7.4% in 2000 to 7.7% in 2001.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $7.2 million, or 24.7%, from $29.0 million for the year ended December 31, 2000 to $21.9 million for the year ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 16.5% in 2000 to 12.6% in 2001. This improvement resulted primarily from decreased legal fees of $2.4 million and decreased bad debt expense of $2.1 million. In addition, the 2000 fiscal year included severance expenses of $2.1 million associated with the resignation of a senior executive officer and the elimination of our market development department.

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

     Interest Expense and Other Income, net. Interest expense and other income, net decreased $1.5 million, or 13.8%, from $10.6 million for the year ended December 31, 2000 to $9.1 million for the year ended December 31, 2001. This decrease resulted from lower interest rates and reduced borrowings.

     Income Taxes. The provision for income taxes decreased $1.8 million, or 37.4%, from $4.9 million for the year ended December 31, 2000 to $3.1 million for the year ended December 31, 2001 primarily due to the release of valuation allowances on prior year book losses on operations held for sale.

Liquidity and Capital Resources

     Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility.

     At December 31, 2002, we had negative working capital of $75.9 million. The working capital deficit is primarily the result of including our revolving credit facility in current liabilities. The facility, which matures on April 15, 2003, had an outstanding balance of approximately $76.8 million at December 31, 2002. We are working with our lenders on the terms of a three-month extension request that, if approved, is expected to satisfy our near-term working capital needs and allow additional time to secure new financing. Based on discussions with our lenders, we believe that any extension of the line of credit past the April 15, 2003 maturity date is unlikely to be granted until late March or early April 2003, if at all.

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

     We are also engaged in negotiations and due diligence with several institutional investors regarding an investment in exchange for equity or subordinated notes. We believe that this new capital would enable us to obtain a new credit facility and that both sources of capital would pay off the current credit facility and provide working capital. There can be no assurance that we will be successful in our refinancing efforts and any refinancing transaction is expected to result in substantial dilution to current stockholders. Our auditors have stated in their report that the working capital deficit caused by the close proximity of the maturity of our revolving credit facility and the lack of compliance with our credit facility raises substantial doubts about our ability to continue as a going concern. If we are unable to successfully restructure our indebtedness, we may be required to seek protection under the bankruptcy laws.

   Operating Cash Flows

     Cash flows from operations were $9.9 million and $24.6 million for the years ended December 31, 2002 and 2001, respectively. Cash flows from operations for the year ended December 31, 2001 benefited substantially from a $7.5 million payment we received in April 2001 from National Steel as part of the settlement of our lawsuit against them and the $3.8 million payment we received in August 2001 from our insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. Cash flows for the year ended December 31, 2002 benefited substantially from a $2.2 million payment we received in September 2002 from our secondary insurance carrier for losses incurred as a result of the temporary closure of our Detroit facility in 1999. We had negative net working capital of $75.9 million at December 31, 2002, compared to net working capital of $4.8 million at December 31, 2001. This decrease in net working capital is primarily due to the classification of our credit facility as short-term.

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

   Investing Activities

     Capital expenditures during 2002 were $7.7 million. The majority of the capital expenditures were for plant expansions, equipment and vehicle upgrades, as well as injection wells and excavation of disposal cells. In addition, on November 15, 2002, we acquired six oilfield waste transfer stations from Trinity. The total consideration for this acquisition was approximately $3.0 million in cash and warrants to purchase 100,000 shares of our common stock.

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

     Our future contractual obligations include:

	Payments Due by Period

				(In thousands)
	Less than
Contractual Obligations	1 year	2004	2005	2006	2007	Thereafter	Total

Debt and Capital Lease Obligations	$78,480	$821	$430	$424	$17	$982	$81,154
Operating Lease Obligations	3,493	2,551	1,953	1,609	1,282	8,650	19,538
Closure and Remediation Reserves	178	750	500	250	250	4,740	6,668
Detroit Settlement Agreement	908	605	684	773	974	—	3,944
Reliance Insolvency Obligations	788	610	—	—	—	—	1,398
Severance Obligations	1,134	606	275	—	—	—	2,015

	$84,981	$5,943	$3,842	$3,056	$2,523	$14,372	$114,717

     Our other commercial commitments expire as follows:

	Amount of Commitment Expiration Per Period

				(In thousands)
Other Commercial	Less than
Commitments	1 year	2004	2005	2006	2007	Thereafter	Total

Standby Letters of Credit	$8,190	$—	$—	$—	$253	$—	$8,443
Performance Bonds(1)	10,348	210	—	—	—	—	10,558

	$18,538	$210	$—	$—	$253	$—	$19,001

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

Related Party Transactions

     On December 31, 1998, we sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of our grease processing facilities. This individual was no longer a director of the Company as of December 31, 1999. As part of the purchase, we recorded a note receivable; however, as of December 31, 2000, the uncollected balance of approximately $550,000 was written off as the balance was deemed uncollectible. The former director has been making modest payments totaling approximately $83,000 for the year ended December 31, 2002.

     On September 21, 2000, we acquired certain assets of Safari Environmental Management Services LLC. In connection with the acquisition, we issued notes payable to the three former owners of Safari. The total amount payable at December 31, 2002 was $110,000 and is due in two remaining equal annual installments on the anniversary date of the purchase.

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of SFAS No. 123,” which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the annual disclosure requirements as of December 31, 2002 and will begin disclosing the required interim financial information for the quarter ending March 31, 2003.

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

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
		Annual Compensation			Awards

				Other		All
				Annual	Stock Options	Other
Name and Principal Position	Year	Salary	Bonus	Compensation (1)	(Shares)	Compensation (2)

William M. DeArman,	2002	$71,077	$0	$0	300,000	$0
Chairman of the Board and	2001	N/A	N/A	N/A	N/A	N/A
Chief Executive Officer(3)	2000	N/A	N/A	N/A	N/A	N/A

Cary M. Grossman, Executive Vice President	2002	$55,385	$0	$0	250,000	$0
and Chief Financial	2001	N/A	N/A	N/A	N/A	N/A
Officer(4)	2000	N/A	N/A	N/A	N/A	N/A

John P. Miklich	2002	$200,000	$0	$0	75,000	$4,346
Executive Vice President and	2001	161,539	0	0	25,000	0
Chief Operating Officer(5)	2000	N/A	N/A	N/A	N/A	N/A

Gary J. Van Rooyan,	2002	$179,039	$0	$0	75,000	$5,372
Vice President and General	2001	166,402	0	0	0	4,852
Counsel	2000	156,908	0	0	12,500	4,720

Steven J. Read,	2002	$120,192	$0	$0	75,000	$3,311
Vice President and	2001	107,885	0	0	0	3,108
Treasurer	2000	96,192	0	0	12,500	2,654

Michael P. Lawlor,	2002	$250,578	$0	$0	0	$100,500
Former Chief Executive	2001	325,000	0	0	0	5,250
Officer(6)	2000	325,000	0	0	0	5,250

Earl J. Blackwell,	2002	$163,312	$0	$0	0	$4,899
Former Chief Financial	2001	220,000	0	0	0	5,250
Officer(7)	2000	220,000	0	0	0	5,250

Harry O. Nicodemus IV,	2002	$153,116	$0	$0	0	$4,159
Former Vice President and	2001	142,885	0	0	0	4,096
Chief Accounting Officer(8)	2000	122,692	0	0	12,500	3,017

(1)	Excludes perquisites and other benefits, the aggregate amount of which does not exceed the lesser of $50,000 or 10% of the total of such officer’s annual salary and bonus.

(2)	Excepting Mr. Lawlor, these figures represent contributions made by the Company to the Company’s 401(k) & Profit Sharing Plan on behalf of the named officer. Mr. Lawlor’s All Other Compensation for 2002 includes $95,000 of severance payments paid to Mr. Lawlor after his resignation in August 2002.

(3)	Mr. DeArman was employed by the Company in August 2002.

(4)	Mr. Grossman was employed by the Company in September 2002.

(5)	Mr. Miklich was employed by the Company in February 2001.

(6)	Mr. Lawlor resigned in August 2002.

(7)	Mr. Blackwell terminated his employment with the Company in July 2002.

(8)	Mr. Nicodemus left the Company in December 2002.

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

Name and Address	Number of	Percent of
of Beneficial Owner	Shares	Class

William M. DeArman(1)	373,333	2.3
Cary M. Grossman(2)	48,611	*
John P. Miklich(3)	31,415	*
Gary J. Van Rooyan(4)	71,885	*
Steven J. Read(5)	34,478	*
James C. Jackson	0	0
Ralph G. Blasey, Jr.(6)	15,000	*
James F. McEneaney, Jr.(7)	55,000	*
Alfred Tyler 2nd(8)	40,000	*
Franklin Resources Inc.(9)	975,700	6.0
777 Mariners Island Boulevard, 6th Fl San Mateo, California 94404
Laird Norton Financial Group, Inc.(10)	1,214,400	7.5
801 Second Avenue, Suite 1600 Seattle, Washington 98104
Sanifill, Inc.(11)	1,000,000	5.8
1001 Fannin Street, Suite 4000 Houston, Texas 77002
Longwood Investment Advisors, Inc.(12)	945,600	5.8
Three Radnor Corporate Center, Suite 300 100 Matsonford Road Radnor, Pennsylvania 19087
Benson Associates, LLC(13)	1,018,000	6.3
111 S.W. Fifth Avenue, Suite 2130 Portland, Oregon 97204
All directors and executive officers as a group (9 persons)(14)	669,722	4.0

(1)	Includes 200,000 shares held by a trust of which Mr. DeArman is the sole beneficiary, 100,000 shares held by a broker for the benefit of Mr. DeArman, and 73,333 shares which Mr. DeArman has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(2)	Represents shares which Mr. Grossman has the right to acquire pursuant to the terms of a stock option granted by the Company to him.

(3)	Includes 10,000 shares held by a broker for the benefit of Mr. Miklich, 4,748 shares held by the U S Liquids Employees Stock Purchase Plan for the benefit of Mr. Miklich and 16,667 shares which Mr. Miklich has the right to acquire pursuant to the terms of a stock option granted by the Company to him.

(4)	Includes 3,072 shares held by the U S Liquids Employee Stock Purchase Plan for Mr. Van Rooyan and 68,333 shares which Mr. Van Rooyan has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(5)	Includes 6,145 shares held by the U S Liquids Employee Stock Purchase Plan for the benefit of Mr. Read and 28,333 shares which Mr. Read has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(6)	Represents shares which Mr. Blasey has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(7)	Includes 39,000 shares which Mr. McEneaney has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(8)	Represents shares which Mr. Tyler has the right to acquire pursuant to the terms of certain stock options granted by the Company to him.

(9)	Includes shares owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct and indirect investment advisory subsidiaries of Franklin Resources, Inc. The Schedule 13G/A filed by Franklin Resources on February 12, 2003 states that (i) such advisory subsidiaries of Franklin Resources have sole investment and/or voting power over such shares, and (ii) Charles B. Johnson and Rupert H. Johnson, Jr. are the principal stockholders of Franklin Resources and, thus, may each be deemed to be the beneficial owner of such shares.

(10)	Includes shares owned by Laird Norton Trust Company, a wholly owned subsidiary of Laird Norton Financial Group, Inc. The Schedule 13G/A filed by Laird Norton Financial Group on February 14, 2003 states that Laird Norton Financial Group shares the power to vote and dispose of such shares.

(11)	Represents shares which Sanifill, Inc. has the right to acquire pursuant to the terms of a warrant issued by the Company to Sanifill.

(12)	Represents shares owned by certain accounts for which Longwood Investment Advisors, Inc. serves as investment advisor. The Schedule 13G filed by Longwood Investment Advisors on March 22, 2002 states that Longwood Investment Advisors, Robert A. Davidson and John P. McNiff share the power to vote and dispose of all such shares.

(13)	Represents shares owned by certain accounts for which Benson Associates, LLC serves as investment advisor. The Schedule 13G/A filed by Benson Associates on February 15, 2003 states that Benson Associates has the sole power to vote and dispose of such shares.

(14)	Excludes 754,723 total shares subject to options granted to Messrs. DeArman, Grossman, Van Rooyan, Jackson, Miklich and Read that are not exercisable prior to May 1, 2003.

*	Constitutes less than one percent of the outstanding common stock.

     The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance.

No. of Securities
Remaining Available
for Future Issuance
	No. of Securities		Under Equity
	to be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding
	Outstanding	Outstanding	securities
	Options, Warrants	Options,	reflected in column
Plan Category	and Rights	Warrants and Rights	(A))

	(A)	(B)	(C)
Equity Compensation Plans Approved by Security Holders	2,059,968 (1)	$3.50	286,594 (2)
Equity Compensation Plans Not Approved by Security Holders	1,120,000 (3)	$2.24	0

Total	3,179,968	$3.05	286,594

(1)	Includes securities to be issued under the Amended and Restated Stock Option Plan and the Directors’ Stock Option Plan. These plans were approved by the stockholders of the Company prior to our initial public offering of common stock in August 1997.

(2)	Includes 156,594 options available to be granted under the Amended and Restated Stock Option Plan and 130,000 options available to be granted under the Directors’ Stock Option Plan. The maximum number of shares of common stock which may be issued pursuant to the exercise of options under the Amended and Restated Stock Option Plan is adjusted on the first day of each fiscal year of the Company to an amount equal to 15% of the outstanding shares of common stock on such date, not to exceed a total of 3,000,000 shares.

(3)	Includes a warrant to purchase 1,000,000 shares of common stock issued in connection with the acquisition of the Oilfield Waste Division in 1996, a warrant to purchase 20,000 shares of common stock issued in connection with an acquisition completed in January 1998 and warrants to purchase 100,000 shares of common stock issued in connection with the Trinity acquisition in November 2002.

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

(b) Changes in internal controls.

     Except as described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in subparagraph (a) above.

     On April 29, 2003, we announced that, due to improper recording of job costs and certain other items at one of our business units, we would restate our results of operations for the years ended December 31, 2002, 2001 and 2000. Following the conclusion of an independent investigation of this business unit, we changed our operating and accounting procedures to, among other things, provide more detailed reviews of jobs in process, require more frequent physical inventories and establish additional review and oversight control procedures. In addition, we implemented a procedure requiring that a regional controller who is not involved in the daily operations of this business unit review the financial statements and results of operations of the business unit. We also made personnel changes at the business unit including, without limitation, replacement of key accounting personnel of the business unit.

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

(c)	Exhibits:

Exhibit
No.	Description

3.1 —	Second Amended and Restated Certificate of Incorporation of U S Liquids Inc. (Exhibit 3.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

3.2—	Third Amended and Restated Bylaws of U S Liquids Inc. (Exhibit 3.2 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.1—	Form of Certificate Evidencing Ownership of Common Stock of U S Liquids Inc. (Exhibit 4.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

4.2—	Second Amended and Restated Credit Agreement, dated February 3, 1999, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.2 of the U S Liquids Inc. Registration Statement on Form S-3 (File No. 333-72403), effective March 11, 1999, is hereby incorporated by reference).

4.3—	First Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.3 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.4—	Second Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.4 of the Form 10-K for the year ended December 31, 1999 is hereby incorporated by reference).

4.5—	Third Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.7 of the Form 10-Q for the quarter ended June 30, 2000 is hereby incorporated by reference).

4.6—	Fourth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

4.7—	Fifth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-Q for the quarter ended September 30, 2001 is hereby incorporated by reference).

4.8—	Sixth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.8 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.9—	Seventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.9 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.10—	Eighth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.10 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

4.11—	Letter Agreement, dated August 8, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.14 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.12—	Ninth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.13 of the Form 10-Q for the quarter ended June 30, 2002 is hereby incorporated by reference).

4.13—	Letter Agreement, dated October 4, 2002, among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.15 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

4.14—	Tenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent (Exhibit 4.16 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

4.15—	Eleventh Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.15 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

4.16—	Twelfth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.16 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

4.17—	Thirteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent. (Exhibit 4.17 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

4.18—	Security Agreement, dated December 17, 1997, executed by U S Liquids Inc. and its subsidiaries in favor of Bank of America National Trust and Savings Association. (Exhibit 4.6 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

4.19—	Company Pledge Agreement, dated December 17, 1997, executed by U S Liquids Inc. in favor of Bank of America National Trust and Savings Association. (Exhibit 4.7 of the Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference).

**10.1—	Asset Purchase Agreement, dated December 2, 1996, among U S Liquids Inc., Sanifill, Inc. and certain affiliates of Sanifill, Inc. (Exhibit 10.1 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.2—	Estoppel, Waiver and Amendment Agreement, dated June 16, 1997, between Sanifill, Inc. and U S Liquids Inc. (Exhibit 10.27 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.3—	Estoppel and Waiver Agreement, dated April 10, 1998, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.59 of U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-52121), effective June 4, 1998, is hereby incorporated by reference).

10.4—	Estoppel and Waiver Agreement, dated February 15, 1999, between U S Liquids Inc. and Sanifill, Inc. (Exhibit 10.4 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

10.5—	General Release, Severance and Settlement Agreement, dated August 28, 2002, between U S Liquids Inc. and Michael P. Lawlor (Exhibit 10.28 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.6—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and William M. DeArman. (Exhibit 10.6 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

*10.7—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and Cary M. Grossman. (Exhibit 10.7 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

*10.8—	Executive Severance Agreement, dated December 31, 2002, between U S Liquids Inc. and James C. Jackson. (Exhibit 10.8 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference.)

**10.9—	Purchase and Sale of Assets Agreement between U S Liquids of La., L.P. and U S Liquids Inc., on the first part, and Trinity Storage Services, L.P. and CCBS, Inc., its general partner, on the second part (Exhibit 10.34 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

*10.10—	Employment Agreement, dated September 1, 1999, between U S Liquids Inc. and Steven J. Read, as amended. (Exhibit 10.10 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

*10.11—	Employment Agreement, dated September 1, 1998, between U S Liquids Inc. and Gary J. Van Rooyan, as amended. (Exhibit 10.26 of the Form 10-K for the year ended December 31, 2000 is hereby incorporated by reference).

10.12—	U S Liquids Inc. Amended and Restated Stock Option Plan (Exhibit 10.12 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

10.13—	U S Liquids Inc. Directors’ Stock Option Plan (Exhibit 10.13 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

*10.14—	Employment Agreement, dated July 15, 2001, between U S Liquids Inc. and John P. Miklich (Exhibit 10.27 of the Form 10-K for the year ended December 31, 2001 is hereby incorporated by reference).

10.15—	Agreement, dated November 15, 2000, between U S Liquids Inc. and W. Gregory Orr. (Exhibit 99.2 to the Form 8-K filed on November 21, 2000, is hereby incorporated by reference).

**10.16—	Asset Purchase Agreement, dated November 1, 2002, between and among Liquid Environmental Solutions of Texas, L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.31 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

**10.17—	Transition Services Agreement, dated as of November 1, 2002, between and among Liquid Environmental Solutions of Texas L.P., U S Liquids Inc. and various subsidiaries of U S Liquids Inc. (Exhibit 10.32 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

**10.18—	License Agreement, dated as of November 1, 2002, between Liquid Environmental Solutions of Texas, L.P. and U S Liquids Inc. (Exhibit 10.33 of the Form 10-Q for the quarter ended September 30, 2002 is hereby incorporated by reference).

**10.19—	Agreement for Purchase and Sale of Assets, dated April 21, 1998, among US Parallel Products of California, Parallel Products of Kentucky, Inc., Parallel Products of Florida, Inc., Parallel Products, DWA of Belvedere Company, The Estate of David W. Allen, David W. Allen Trust No. 1, Peter Allen, Neal Koehler and Richard Eastman. (Exhibit 2.1 to the Form 8-K filed on May 6, 1998 is hereby incorporated by reference).

10.20—	Warrant, dated December 13, 1996, issued by U S Liquids Inc. to Sanifill, Inc. (Exhibit 10.31 of the U S Liquids Inc. Registration Statement on Form S-1 (File No. 333-30065), effective August 19, 1997, is hereby incorporated by reference).

21.1—	List of subsidiaries of U S Liquids Inc. (Exhibit 21.1 of the Form 10-K for the year ended December 31, 2002 filed March 27, 2003 is hereby incorporated by reference).

+23.1—	Consent of Deloitte & Touche LLP.

+99.1—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.2—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Management Contract

**	Schedules to this agreement will be furnished supplementally to the Commission upon request.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

U S Liquids Inc.

Date: July 2, 2003	By: /s/William M. DeArman William M. DeArman Chairman of the Board and Chief Executive Officer

Date: July 2, 2003	By: /s/Cary M. Grossman Cary M. Grossman Executive Vice President and Chief Financial Officer

Date: July 2, 2003	By: /s/James C. Jackson James C. Jackson Vice President and Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 2, 2003	By: /s/William M. DeArman William M. DeArman Chairman of the Board of Directors

Date: July 2, 2003	By: /s/James F. McEneaney, Jr. James F. McEneaney, Jr. Director

Date: July 2, 2003	By: /s/Alfred Tyler 2nd Alfred Tyler 2nd Director

Date: July 2, 2003	By: /s/John P. Miklich John P. Miklich Director

Date: July 2, 2003	By: /s/Ralph G. Blasey, Jr. Ralph G. Blasey, Jr. Director

CERTIFICATION

I, William M. DeArman, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of U S Liquids Inc.;

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

U S LIQUIDS INC.

Date: July 2, 2003	/s/ William M. DeArman William M. DeArman, Chief Executive Officer

CERTIFICATION

I, Cary M. Grossman, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of U S Liquids Inc.;

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

U S LIQUIDS INC.

Date: July 2, 2003	/s/ Cary M. Grossman Cary M. Grossman, Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

U S LIQUIDS INC.

INDEPENDENT AUDITORS REPORT

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

As discussed in Note 23, the accompanying consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP

Houston, Texas
February 18, 2003 (March 10, 2003 as to Note 3 and June 24, 2003 as to Note 23)

US LIQUIDS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,

	2002	2001

	(As Restated, see Note 23)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,068	$1,498
Accounts receivable, less allowances of $1,018 and $729, respectively	32,165	29,113
Inventories	1,536	1,577
Prepayments and other current assets	5,062	7,614
Current assets of discontinued operations	2,853	9,130

Total current assets	45,684	48,932
PROPERTY, PLANT AND EQUIPMENT, net	86,295	90,320
GOODWILL, net	13,459	120,878
INTANGIBLE ASSETS, net	3,877	2,844
OTHER ASSETS	2,213	888
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,483	55,679

Total assets	153,011	319,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	78,474	2,801
Accounts payable	17,669	11,444
Accrued expenses and other current liabilities	23,376	25,658
Current liabilities of discontinued operations	2,084	4,212

Total current liabilities	121,603	44,115
LONG-TERM OBLIGATIONS, net of current maturities	2,672	89,127
PROCESSING RESERVE, net of current portion	3,007	4,702
CLOSURE AND REMEDIATION RESERVES, net of current portion	6,490	7,555
OTHER LONG-TERM LIABILITIES	882	1,094
DEFERRED INCOME TAXES	—	3,040
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	427	2,618

Total liabilities	135,081	152,251

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,095,222 and 16,031,815 shares issued and outstanding, respectively	161	160
Additional paid-in capital	177,166	177,134
Accumulated deficit	(159,407)	(9,981)
Accumulated other comprehensive income (loss) — foreign currency translation adjustment	10	(23)

Total stockholders’ equity	17,930	167,290

Total liabilities and stockholders’ equity	$153,011	$319,541

The accompanying notes are an integral part of these consolidated financial statements.

US LIQUIDS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

	(As Restated, see Note 23)
REVENUES	$150,941	$172,885	$175,621
OPERATING EXPENSES	109,616	120,389	129,804

OPERATING MARGIN	41,325	52,496	45,817
DEPRECIATION AND AMORTIZATION	10,936	13,323	13,076
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	25,199	21,861	29,013
GOODWILL IMPAIRMENT	40,110	—	—
SPECIAL CHARGE (INCOME), net	(3,383)	(1,603)	708

INCOME (LOSS) FROM OPERATIONS	(31,537)	18,915	3,020
INTEREST EXPENSE	9,027	9,622	10,854
OTHER INCOME, net	(329)	(524)	(304)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(40,235)	9,817	(7,530)
PROVISION (BENEFIT) FOR INCOME TAXES	(2,300)	3,063	4,895

INCOME (LOSS) FROM CONTINUING OPERATIONS	(37,935)	6,754	(12,425)

DISCONTINUED OPERATIONS (NOTE 6):
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES (INCLUDING LOSS OF DISPOSAL OF $8,088 IN 2002)	(20,208)	(7,947)	(19,716)
INCOME TAXES	280	(4,000)	(6,180)

LOSS ON DISCONTINUED OPERATIONS	(20,488)	(3,947)	(13,536)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	91,003	—	—

NET INCOME (LOSS)	$(149,426)	$2,807	$(25,961)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.36)	$0.42	$(0.78)
DISCONTINUED OPERATIONS	(1.27)	(0.25)	(0.86)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5.66)	—	—

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(9.29)	$0.17	$(1.64)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(2.36)	$0.40	$(0.78)
DISCONTINUED OPERATIONS	(1.27)	(0.23)	(0.86)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5.66)	—	—

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(9.29)	$0.17	$(1.64)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,079	15,988	15,798

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,079	16,728	15,798

The accompanying notes are an integral part of these consolidated financial statements.

US LIQUIDS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) AND STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
		Common Stock		Additional	Other	Accumulated	Total
	Comprehensive			Paid-In	Comprehensive	Earnings	Stockholders’
	Income (Loss)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Equity

BALANCE, January 1, 2000		15,781	$158	$176,859	$(42)	$13,173	$190,148
Common stock issued in acquisitions	—	22	—	75	—	—	75
Common stock options exercised and employee stock purchases	—	16	—	5	—	—	5
Comprehensive Loss:
Foreign currency translation adjustment	$19	—	—	—	19	—	19
Net loss (As restated, see Note 23)	(25,961)	—	—	—	—	(25,961)	(25,961)

Total (As restated, see Note 23)	$(25,942)

BALANCE, December 31, 2000 (As restated, see Note 23)		15,819	158	176,939	(23)	(12,788)	164,286
Common stock options exercised and employee stock purchases	—	213	2	195	—	—	197
Comprehensive Income:
Net income (As restated, see Note 23)	$2,807	—	—	—	—	2,807	2,807

Total (As restated, see Note 23)	$2,807

BALANCE, December 31, 2001 (As restated, see Note 23)		16,032	160	177,134	(23)	(9,981)	167,290
Common stock options exercised and employee stock purchases	—	63	1	32	—	—	33
Comprehensive Loss:
Foreign currency translation adjustment	$33	—	—	—	33	—	33
Net loss (As restated, see Note 23)	(149,426)	—	—	—	—	(149,426)	(149,426)

Total (As restated, see Note 23)	$(149,393)

BALANCE, December 31, 2002 (As restated, see Note 23)		16,095	$161	$177,166	$10	$(159,407)	$17,930

The accompanying notes are an integral part of these consolidated financial statements.

US LIQUIDS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

	(As Restated, see Note 23)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(149,426)	$2,807	$(25,961)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in accounting principle	91,003	—	—
Asset write-downs and goodwill impairment	51,827	6,793	29,876
Loss on discontinued operations	8,088	—	—
Depreciation and amortization	14,418	17,513	19,234
Net (gain) loss on sale of property, plant and equipment	(313)	(191)	8
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	2,395	2,899	(3,505)
Inventories	546	94	(224)
Prepayments and other current assets	(453)	2,272	(608)
Other assets	(2,616)	(1,308)	140
Accounts payable, accrued liabilities and other current liabilities	(386)	(3,124)	358
Closure, remediation and processing reserves	(4,629)	(1,724)	(915)
Contract reserve and other long-term liabilities	(211)	(1,519)	(10,314)
Deferred income taxes	(346)	(1,763)	1,888
Operations held for sale, net	—	1,814	—

Net cash provided by operating activities	9,897	24,563	9,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(7,746)	(10,641)	(19,192)
Proceeds from sale of property, plant and equipment	872	1,072	973
Proceeds from sale of businesses	13,293	3,947	—
Cash paid for acquisitions, net of subsequent purchase adjustments	(2,939)	(64)	14

Net cash provided by (used in) investing activities	3,480	(5,686)	(18,205)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	9,114	8,860	36,975
Principal payments on long-term obligations	(19,986)	(28,612)	(29,993)
Proceeds from exercise of stock options and employee stock purchase plan	32	197	5

Net cash provided by (used in) financing activities	(10,840)	(19,555)	6,987

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	33	—	19

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,570	(678)	(1,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,498	2,176	3,398

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,068	$1,498	$2,176

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financial fees	$8,230	$8,747	$10,639
Cash paid for income taxes	465	400	534
Cash received for income taxes	1,933	4,487	4,566
Assets acquired under capital leases	—	—	426
Liabilities issued and assumed related to acquisitions	—	—	257
Common stock, warrants, and options issued for acquisitions	—	—	75

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

     U S Liquids Inc. is a leading provider of liquid waste management services, including collection, processing, recovery and disposal services. The Company operates three divisions — the Commercial Wastewater Division, the Industrial Wastewater Division and the Oilfield Waste Division. The Commercial Wastewater Division collects, processes and disposes nonhazardous liquid waste such as industrial wastewater, bulk liquids and dated beverages. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Commercial and Industrial Wastewater Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastics, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas primarily from the Gulf of Mexico and land based-rigs in Louisiana, Texas and northern Mexico.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance at	Operation		Write-Offs,
	Beginning of	Classified as	Charged to	net of	Balance at
	Period	Held for Sale	Expense	Recoveries	End of Period

Year ended December 31, 2000	$1,818	(18)	220	(1,163)	$857
Year ended December 31, 2001	$857	18	495	(641)	$729
Year ended December 31, 2002	$729	—	1,719	(1,430)	$1,018

     Inventories: Inventories are stated at the lower of cost or market value. At December 31, 2002 and 2001, inventories consisted of processed by-products of $0.8 million and $1.0 million, respectively, and unprocessed by-products of $0.7 million and $0.6 million, respectively. Cost is determined using the first-in, first-out method.

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

     Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable approximate fair values due to the short-term maturities of these instruments. The carrying value of borrowings under the credit agreement approximate fair value since the interest rates are indexed to the prime rate. The Company estimates that the fair value of all of its debt obligations approximates $80.7 million and $92.0 million at December 31, 2002 and 2001, respectively.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of SFAS No. 123,” which addresses alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the annual disclosure requirements as of December 31, 2002 and will begin disclosing the required interim financial information for the quarter ending March 31, 2003.

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

3. LIQUIDITY AND OUTLOOK:

     At December 31, 2002, the Company had negative working capital of $75.9 million. The working capital deficit is primarily the result of including the Company’s revolving credit facility in current liabilities. The facility, which matures on April 15, 2003, had an outstanding balance of approximately $76.8 million at December 31, 2002. The Company is working with its lenders on the terms of a three-month extension request that, if approved, is expected to satisfy near-term working capital needs and allow additional time to secure new financing. Based on discussions with its lenders, the Company believes that any extension of the line of credit past the April 15, 2003 maturity date is unlikely to be granted until late March or early April 2003, if at all.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain executives cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through April 15, 2003 an event of default arising from the resignation of Michael P. Lawlor, the Company’s former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Company’s Board of Directors made his position permanent. The lenders have continued to waive the default arising from Mr. Lawlor’s departure, but have not approved Mr. DeArman’s appointment.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

6. DISCONTINUED OPERATIONS:

     Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. On November 6, 2002, the Company completed the sale of substantially all of its Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services in Houston, Dallas and San Antonio, Texas. Gross proceeds from the sale, which were subject to certain post-closing adjustments, amounted to $15.0 million. $9.9 million of the proceeds were used to reduce the amount outstanding under the Company’s credit facility, $1.75 million was retained to pay non-assumed liabilities of the sold businesses and $2.5 million was used to complete the Trinity acquisition described in Note 5 above.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

7. PREPAYMENTS AND OTHER CURRENT ASSETS:

	December 31,

	2002	2001

	(In thousands)
Prepaid insurance	$1,473	$1,937
Prepaid bank fees	732	119
Current deferred income tax asset	—	2,954
Income taxes receivable	852	65
Other	2,005	2,539

Total	$5,062	$7,614

8. PROPERTY, PLANT AND EQUIPMENT:

		December 31,
	Depreciable
	Life (Years)	2002	2001

		(In thousands)
Land	—	$11,592	$11,583
Landfarm and processing sites	25	16,324	15,827
Buildings and improvements	5-39	44,791	41,132
Machinery and equipment	3-15	33,906	31,468
Vehicles	3-5	9,762	9,590
Furniture and fixtures	3-5	8,648	7,753
Construction in progress	—	3,934	5,036

Total		128,957	122,389
Less-Accumulated depreciation		(42,662)	(32,069)

Property, plant and equipment, net		$86,295	$90,320

9. INTANGIBLE ASSETS:

	December 31,

	2002	2001

	(In thousands)
Noncompete agreements	$260	$255
Permits and other	4,110	3,024

Total	4,370	3,279
Less-Accumulated amortization	(493)	(435)

Intangible assets, net	$3,877	$2,844

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. GOODWILL:

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $13.5 million of goodwill at December 31, 2002 is no longer subject to amortization. Goodwill amortization from continuing operations for the years ended December 31, 2001 and 2000 was $3.4 million and $3.6 million, respectively, and for the year ended December 31, 2002 would have been approximately $3.4 million, excluding the impact of goodwill impairments recorded during 2002. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. On an ongoing basis (absent any impairment indicators), the Company expects to perform its impairment tests during the first quarter.

     Based on the initial impairment tests, the Company recognized a charge in the first quarter of 2002 of $87.8 million to reduce the carrying values of goodwill of the reporting units to their implied fair values. This first quarter charge was net of a $3.2 million tax benefit. However, as a result of the impairment recognized during the third quarter of 2002, as discussed below, the tax benefit of $3.2 million was reversed. Thus, the net charge related to the first quarter impairment was $91.0 million ($5.66 per share). During the third quarter of 2002, the Company determined that impairment indicators existed and performed another impairment test on existing goodwill. These impairment indicators included the downward revision of the Company’s revenues and earnings guidance and the failure to maintain compliance with certain of the financial covenants contained in the Company’s credit facility. As a result of this test, the Company recorded a charge in the third quarter of 2002 of $51.0 million. During the fourth quarter of 2002, the Company sold the majority of its Texas operations included in the Commercial Wastewater Division and recognized a goodwill impairment charge of $0.8 million related to the retained Texas operations (an additional $2.4 million of goodwill was included in loss on sale of discontinued operations as a result of the sale). The total expense recognized during the third and fourth quarters was $51.8 million ($3.22 per share); however, as a result of adopting SFAS No. 144, $11.7 million was reclassified to discontinued operations based on the third quarter impairment test. Under SFAS No. 142, the impairment adjustment recognized at adoption of the new rules was reflected as a cumulative effect of change in accounting principle in the first quarter 2002 statement of operations. The impairment adjustment recognized in the third and fourth quarters of 2002 was recognized as an operating expense.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The results of operations presented below for the year December 31, 2002 and adjusted results of operations for the years ended December 31, 2000 and 2001 reflect the operations of the Company had the Company adopted the non-amortization provisions of SFAS No. 142 effective January 1, 2000 (in thousands):

	Years Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations	$(37,935)	$6,754	$(12,425)
Add: Goodwill amortization, net of tax	—	2,344	2,443

Adjusted income (loss) from continuing operations	(37,935)	9,098	(9,982)

Loss on discontinued operations	(20,488)	(3,947)	(13,536)
Add: Goodwill amortization, net of tax	—	863	1,124

Adjusted income (loss) from discontinued operations	(20,488)	(3,084)	(12,412)

Adjusted income (loss)	$(58,423)	$6,014	$(22,394)

Adjusted income (loss) per share:
Basic earnings (loss) per share -
Income (loss) from continuing operations	$(2.36)	$0.57	$(0.63)
Loss from discontinued operations	(1.27)	(0.19)	(0.79)

Adjusted income (loss)	$(3.63)	$0.38	$(1.42)

Diluted earnings (loss) per share -
Income (loss) from continuing operations	$(2.36)	$0.54	$(0.63)
Loss from discontinued operations	(1.27)	(0.18)	(0.79)

Adjusted income (loss)	$(3.63)	$0.36	$(1.42)

11. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31,

	2002	2001

	(In thousands)
Accrued wages and benefits	$4,658	$4,966
Income and other taxes payable	1,779	1,651
Accrued professional fees and legal reserves	1,666	1,430
Accrued special charges	7,672	8,608
Current portion of accrued processing costs	2,395	2,384
Current portion of accrued closure and remediation reserves	178	465
Accrued insurance	1,275	2,523
Other	3,753	3,631

Total accrued expenses and other current liabilities	$23,376	$25,658

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. REVENUES:

     The components of sales and service revenue are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Collection, processing and disposal services	$133,718	$150,631	$140,298
By-product sales	17,223	22,254	35,323

Total	$150,941	$172,885	$175,621

13. INCOME TAXES:

     The components of the provision (benefit) for income taxes with respect to continuing operations are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Current -
Federal	$(2,419)	$209	$(773)
State	205	1,330	82

Total	(2,214)	1,539	(691)

Deferred -
Federal	253	950	5,030
State	(339)	574	556

Total	(86)	1,524	5,586

Provision (benefit) for income taxes	$(2,300)	$3,063	$4,895

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate of 35% to income (loss) before provision (benefit) for income taxes and including the cumulative effect of change in accounting principle is as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Tax at statutory rate	$(45,933)	$3,436	$(2,636)
Add -
State taxes, net of federal benefit	(2,436)	1,438	610
Nondeductible expenses	14,425	2,158	454
Change in valuation allowance	31,389	(5,023)	6,951
Other	255	1,054	(484)

Total provision (benefit) for income taxes	$(2,300)	$3,063	$4,895

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The tax effects of significant temporary differences representing net deferred income tax assets and liabilities are as follows:

	December 31,

	2002	2001

	(In thousands)
Reserves	$2,688	$3,237
Intangible assets	21,840	(8,278)
Accrued expenses	1,149	793
Net operating losses	9,151	3,185
Tax credits	3,058	2,656
Capital loss carryforwards	49	49
Property, plant and equipment	(2,710)	(2,314)
Prepaid expenses	(571)	(498)
Other	(540)	3,809
Valuation allowances against deferred income tax assets	(34,114)	(2,725)

Net deferred income tax assets (liabilities)	$—	$(86)

Net deferred income tax assets and liabilities with respect to continuing operations are classified as follows:

	December 31,

	2002	2001

	(In thousands)
Current deferred income tax assets (liabilities)-
Gross assets	$—	$3,414
Gross liabilities	—	(460)

Total, net	—	2,954

Non-current deferred income tax assets (liabilities)-
Gross assets, net of valuation allowance	—	7,552
Gross liabilities	—	(10,592)

Total, net	—	(3,040)

Net deferred income tax assets (liabilities)	$—	$(86)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Valuation allowances have been established for uncertainties in realizing the benefits of tax attribute carryforwards. As of December 31, 2002, the Company established a valuation allowance against all U.S. deferred income tax assets. The valuation allowance increased approximately $31.4 million during the year ended December 31, 2002. This increase is primarily due to the impairment of deductible goodwill recognized as a result of the adoption and implementation of SFAS No. 142 and due to the uncertainty of realizing net operating loss carryforwards. The activity in the valuation allowance is as follows (in thousands):

						Valuation
		Uncertainty of	Uncertainty of	Uncertainty of	Valuation	Allowance on
	Balance at	Realization of	Realization of	Realization of	Allowance on	SFAS No. 142
	Beginning of	Tax Loss	Tax Credit	Capital Loss	Operations	Goodwill	Balance at
	Period	Carryforwards	Carryforwards	Carryforwards	Held for Sale	Impairment	End of Period

Year ended December 31, 2000	$(657)	(140)	—	—	(6,951)	—	$(7,748)
Year ended December 31, 2001	$(7,748)	51	(132)	(1,847)	6,951	—	$(2,725)
Year ended December 31, 2002	$(2,725)	(8,400)	(2,926)	1,798	—	(21,861)	$(34,114)

     The Company is required to provide for U.S. income taxes on unremitted income (loss) of foreign subsidiaries as it is the intention of management to discontinue its foreign operations. Unremitted losses of foreign subsidiaries are approximately $3.6 million at December 31, 2002. No tax benefit for these losses has been recorded due to the uncertainty of realization.

12. EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share is as follows (in thousands, except share data):

	Years Ended December 31,

	2002	2001	2000

Numerator:
For basic and diluted earnings per share -
Net income (loss) available to common stockholders	$(149,426)	$2,807	$(25,961)

Denominator:
For basic earnings per share -
Weighted average shares	16,079,020	15,988,272	15,797,505
Effect of Dilutive Securities:
Stock options and warrants	—	740,043	—

For diluted earnings per share -
Weighted average shares and assumed conversions	16,079,020	16,728,315	15,797,505

     For the years ended December 31, 2002 and 2000, the Company had net losses which precluded recognizing the effect of dilutive securities of 3,179,968 shares and 2,703,209 shares, respectively, related to

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

outstanding stock options and warrants, because to do so would have been anti-dilutive. For the year ended December 31, 2001, 1,048,284 employee stock options and warrants were not included in the computation of earnings per share because to do so would have been anti-dilutive.

13. DEBT OBLIGATIONS:

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

14. STOCK PLANS:

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

		Years Ended December 31,

		2002	2001	2000

Net income (loss):	As reported	$(149,426)	$2,807	$(25,961)
	Deduct: Total stock- based employee compensation expense {1}	(445)	(653)	(485)

	Pro forma	$(149,871)	$2,154	$(26,446)

Basic earnings (loss) per share:	As reported	$(9.29)	$0.17	$(1.64)
	Pro forma	(9.32)	0.13	(1.67)
Diluted earnings (loss) per share:	As reported	$(9.29)	$0.17	$(1.64)
	Pro forma	(9.32)	0.13	(1.67)

{1}	The total stock based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

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

18. EMPLOYEE BENEFITS:

     The Company sponsors a 401(k) retirement plan under which all employees may choose to save a portion of their salary on a pretax basis, subject to certain IRS limits. The Company matches employee contributions on a discretionary basis and also provides for a discretionary profit sharing contribution. Compensation expense of the Company’s continuing operations related to this plan was approximately $850,000 for the each of the years ended December 31, 2002, 2001 and 2000.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. RELATED PARTY TRANSACTIONS:

     On December 31, 1998, the Company sold to a company owned by a then director of the Company substantially all of the assets used in the distribution of various by-products of the Company’s grease processing facilities. This individual was no longer a director of the Company as of December 31, 1999. As part of the purchase, the Company recorded a note receivable; however, as of December 31, 2000, the uncollected balance of approximately $550,000 was written off as the balance was deemed uncollectible. The former director has been making modest payments totaling approximately $83,000 for the year ended December 31, 2002.

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

     In January 2003, the Company made the initial payment on a ten-year finite risk insurance policy. This policy provides up to $18 million toward the projected closure obligations for the Company’s facilities, as well as up to $12.4 million of performance bonding capacity. The Company believes that this policy will satisfy its bonding needs for the foreseeable future but there can be no assurance that this policy will be sufficient to satisfy all of the Company’s bonding needs.

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,

	2002	2001	2000

Revenues-
Oilfield Waste	$20,088	$27,089	$21,720
Commercial Wastewater	71,223	81,375	96,793
Industrial Wastewater	59,630	64,421	57,108

Total	$150,941	$172,885	$175,621

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle -
Oilfield Waste	$9,217	$14,775	$10,304
Commercial Wastewater	(12,705)	6,094	(8,658)
Industrial Wastewater	(13,850)	9,163	14,531
Corporate	(22,897)	(20,215)	(23,707)

Total	$(40,235)	$9,817	$(7,530)

Identifiable assets-
Oilfield Waste	$39,415	$36,999	$36,948
Commercial Wastewater	59,032	169,001	186,865
Industrial Wastewater	48,347	113,023	115,505
Corporate	6,217	518	11,965

Total	$153,011	$319,541	$351,283

Depreciation and amortization expense-
Oilfield Waste	$2,534	$2,558	$2,335
Commercial Wastewater	4,158	5,180	5,400
Industrial Wastewater	2,928	4,742	4,544
Corporate	1,316	843	797

Total	$10,936	$13,323	$13,076

Capital expenditures-
Oilfield Waste	$1,442	$2,167	$2,109
Commercial Wastewater	4,842	5,238	11,866
Industrial Wastewater	902	1,493	3,921
Corporate	560	1,743	1,296

Total	$7,746	$10,641	$19,192

     The following items should be noted in comparing the segment data set forth above:

•	During the fourth quarter of 2002, the Company was able to cancel its lease at its Re-Claim Louisiana facility resulting in the reversal of the remaining lease liability of $1.0 million. This was income to the Commercial Wastewater Division. See Note 4.

•	During the fourth quarter of 2002, the Company accrued $0.5 million for future severance payments as a result of its restructuring plans. During the third quarter of 2002, the Company accrued $1.1 million for future severance payments as a result of the departure of its Chief Executive Officer. These charges were corporate expenses.

•	In the third quarter of 2002, $2.15 million was received in connection with the Company’s settlement of an additional insurance claim. This was income to the Industrial Wastewater Division. See Note 4.

•	During the third quarter of 2002, the Company recorded charges for approximately $51.0 million for additional goodwill impairment, which was classified as an operating expense. However, as a result of reclassifying certain operations to discontinued, the charge remaining in continuing operations is $40.1 million. See Note 10 for a detail and the breakout of the charge by segment.

•	Assets decreased significantly in 2002 as a result of SFAS No. 142. See Note 10 for a detail by segment.

•	In the second quarter of 2001, the Company received $7.5 million in connection with a settlement with National Steel. This was income to the Industrial Wastewater Division. See Note 4.

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	In the third quarter 2001, the Company received $3.75 million in connection with the settlement of a claim under the Company’s property damage policy. This was income to the Industrial Wastewater Division. See Note 4.

•	During the fourth quarter of 2001, a charge of $5.0 million was recorded relating to a proposed settlement with the U.S. Attorney in Detroit. During the fourth quarter of 2002, after consideration of the net present value of the total obligation, the charge was reduced by $0.9 million. This net charge was to the Company’s Industrial Wastewater Division. See Notes 4 and 20.

•	During the fourth quarter of 2001, a charge of $3.5 million was recorded relating to the liquidation of one of the Company’s insurance carriers. During the fourth quarter of 2002, after consideration of the net present value of known obligations and an estimate of other possible claims, an additional charge was recorded for $0.7 million. These charges were a corporate expense. See Notes 4 and 20.

•	During the fourth quarter of 2001, a charge of approximately $1.2 million was recorded to reduce the carrying value to fair value of a business that was classified as held for sale and then later incorporated back into the Company’s core business. This was a charge to the Company’s Commercial Wastewater Division. See Notes 4 and 6.

•	During the fourth quarter of 2000, approximately $12.8 million was recorded as anticipated losses on the sales of certain operations and the shutdown of the Re-Claim Louisiana facility in the Commercial Wastewater Division. See Note 4.

•	Approximately $12.8 million was recorded as income to the Industrial Wastewater Division during the fourth quarter of 2000 relating to the termination of a disposal agreement with Waste Management, Inc. See Note 4.

22. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The operating results for each of the quarters in the years ended December 31, 2002 and 2001 have been restated to give effect to the restatement as discussed in Note 23 to the Consolidated Financial Statements. Quarterly financial information for the years ended December 31, 2002 and 2001 are summarized as follows (in thousands, except per share data):

	Year Ended December 31, 2002 (As Previously Reported)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$35,851	$39,311	$37,786	$37,855
Operating income (loss)	2,136	5,216	(37,298)	(1,150)
Income (loss) from continuing operations	505	2,767	(36,316)	(4,041)
Loss from discontinued operations	(1,024)	(777)	(10,157)	(8,530)
Net income (loss)	(87,748)	1,990	(50,247)	(12,571)
Earnings (loss) per share from continuing operations:
Basic	$0.03	$0.17	$(2.26)	$(0.25)
Diluted	0.03	0.17	(2.26)	(0.25)
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.05)	$(0.63)	$(0.53)
Diluted	(0.06)	(0.05)	(0.63)	(0.53)
Earnings (loss) per share:
Basic	$(5.47)	$0.12	$(3.12)	$(0.78)
Diluted	(5.47)	0.12	(3.12)	(0.78)

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2001 (As Previously Reported)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$42,723	$44,848	$44,765	$41,088
Operating income (loss)	3,831	11,701	9,522	(5,168)
Income (loss) from continuing operations	373	4,548	3,604	(1,192)
Income (loss) from discontinued operations	55	485	(165)	(4,322)
Net income (loss)	428	5,033	3,439	(5,514)
Earnings (loss) per share from continuing operations:
Basic	$0.02	$0.29	$0.22	$(0.07)
Diluted	0.02	0.27	0.21	(0.07)
Earnings (loss) per share from discontinued operations:
Basic	$0.01	$0.03	$(0.01)	$(0.27)
Diluted	0.01	0.03	(0.01)	(0.27)
Earnings (loss) per share:
Basic	$0.03	$0.32	$0.21	$(0.34)
Diluted	0.03	0.30	0.20	(0.34)

	Year Ended December 31, 2002 (As Restated, see Note 23)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$35,911	$39,311	$37,864	$37,855
Operating income (loss)	2,130	4,988	(37,249)	(1,406)
Income (loss) from continuing operations	566	2,619	(36,941)	(4,179)
Loss from discontinued operations	(1,024)	(777)	(10,157)	(8,530)
Net income (loss)	(88,281)	1,842	(50,278)	(12,709)
Earnings (loss) per share from continuing operations:
Basic	$0.03	$0.16	$(2.29)	$(0.26)
Diluted	0.03	0.16	(2.29)	(0.26)
Loss per share from discontinued operations:
Basic	$(0.06)	$(0.05)	$(0.63)	$(0.53)
Diluted	(0.06)	(0.05)	(0.63)	(0.53)
Earnings (loss) per share:
Basic	$(5.50)	$0.11	$(3.12)	$(0.79)
Diluted	(5.27)	0.11	(3.12)	(0.79)

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31, 2001 (As Restated, see Note 23)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Revenues	$42,572	$44,848	$44,765	$40,700
Operating income (loss)	3,578	11,662	9,452	(5,777)
Income (loss) from continuing operations	212	4,523	3,516	(1,497)
Income (loss) from discontinued operations	55	485	(165)	(4,322)
Net income (loss)	267	5,008	3,351	(5,819)
Earnings (loss) per share from continuing operations:
Basic	$0.01	$0.28	$0.22	$(0.09)
Diluted	0.01	0.27	0.21	(0.09)
Earnings (loss) per share from discontinued operations:
Basic	$0.01	$0.03	$(0.01)	$(0.27)
Diluted	0.01	0.03	(0.01)	(0.27)
Earnings (loss) per share:
Basic	$0.02	$0.31	$0.21	$(0.36)
Diluted	0.02	0.30	0.20	(0.36)

     The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share as each period’s computation is based on the weighted average number of shares outstanding during the period.

23. RESTATEMENT OF FINANCIAL STATEMENTS:

     Subsequent to the issuance of the Company’s December 31, 2002 consolidated financial statements, the Company determined that it had made certain accounting errors in the recording of job costs, valuation for inventory and accounts receivable and certain other items at one of the Company’s business units during the three-year period ended December 31, 2002. The Company also determined that the accounting for a building destroyed at this business unit in 2001 and the subsequent insurance recovery related to that event was inappropriate. As a result, the accompanying consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 have been restated from the amounts previously reported. The table below presents the net income (loss) impact of the restatements (in thousands):

	Net Income (Loss)

	2002	2001	2000

As previously reported	$(148,576)	$3,386	$(25,377)
Restatement items:
Insurance recoveries, net of asset write-off	219	63	—
Write-off of improper capitalized job costs	(341)	(167)	(411)
Unbilled accounts receivable	138	(539)	(304)
Inventory valuation	(99)	(159)	—
Other, net	(140)	(107)	(204)
Related tax effects	(627)	330	335

Total	(850)	(579)	(584)
As restated	$(149,426)	$2,807	$(25,961)

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

	Years Ended December 31,

	2002		2001		2000

	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated

Revenues	$150,803	$150,941	$173,424	$172,885	$175,925	$175,621
Operating expenses	109,139	109,616	119,957	120,389	129,319	129,804

Operating margin	41,664	41,325	53,467	52,496	46,606	45,817
Depreciation and amortization	10,936	10,936	13,323	13,323	13,076	13,076
Selling, general and administrative expenses	25,097	25,199	21,861	21,861	28,883	29,013
Goodwill impairment	40,110	40,110	—	—	—	—
Special charge (income), net	(3,383)	(3,383)	(1,603)	(1,603)	708	708

Income (loss) from operations	(31,096)	(31,537)	19,886	18,915	3,939	3,020
Interest expense	9,027	9,027	9,622	9,622	10,854	10,854
Other income, net	(111)	(329)	(462)	(524)	(304)	(304)

Income (loss) from continuing operations before cumulative effect of change in accounting principle and income taxes	(40,012)	(40,235)	10,726	9,817	(6,611)	(7,530)
Provision (benefit) for income taxes	(2,927)	(2,300)	3,393	3,063	5,230	4,895

Income (loss) from continuing operations	(37,085)	(37,935)	7,333	6,754	(11,841)	(12,425)
Loss from discontinued operations, net of tax	(20,488)	(20,488)	(3,947)	(3,947)	(13,536)	(13,536)
Cumulative effect of change in accounting principle	91,003	91,003	—	—	—	—

Net income (loss)	$(148,576)	$(149,426)	$3,386	$2,807	$(25,377)	$(25,961)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.31)	$(2.36)	$0.46	$0.42	$(0.75)	$(0.78)
Earnings (loss) from discontinued operations	(1.27)	(1.27)	(0.25)	(0.25)	(0.86)	(0.86)
Cumulative effect of change in accounting principle	(5.66)	(5.66)	—	—	—	—

Basic earnings (loss) per share	$(9.24)	$(9.29)	$0.21	$0.17	$(1.61)	$(1.64)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(2.31)	$(2.36)	$0.44	$0.40	$(0.75)	$(0.78)
Earnings (loss) from discontinued operations	(1.27)	(1.27)	(0.24)	(0.23)	(0.86)	(0.86)
Cumulative effect of change in accounting principle	(5.66)	(5.66)	—	—	—	—

Diluted earnings (loss) per share	$(9.24)	$(9.29)	$0.20	$0.17	$(1.61)	$(1.64)

U S LIQUIDS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,

	2002		2001

	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Accounts receivable, net	$33,102	$32,165	$30,086	$29,113
Inventories	2,058	1,536	1,736	1,577
Prepayments and other current assets	6,109	5,062	8,320	7,614
Total current assets	48,190	45,684	50,770	48,932
Property, plant and equipment, net	85,750	86,295	90,258	90,320
Other assets	2,240	2,213	915	888
Total assets	154,999	153,011	321,344	319,541
Accrued expenses and other current liabilities	23,351	23,376	25,671	25,658
Total current liabilities	121,578	121,603	44,128	44,115
Long-term deferred income taxes	—	—	3,667	3,040
Total liabilities	135,056	135,081	152,891	152,251
Accumulated deficit	(157,394)	(159,407)	(8,818)	(9,981)
Total shareholders’ equity	19,943	17,930	168,453	167,290
Total liabilities and shareholders’ equity	$154,999	$153,011	$321,344	$319,541

INDEX TO EXHIBITS

+23.1	—	Consent of Deloitte & Touche LLP.

+99.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+99.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Filed herewith

*	Management Contract

**	Schedules to this agreement will be furnished supplementally to the Commission upon request.