Form 10-Q
period 2003-03-31
U S LIQUIDS INC
filed 2003-07-09
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-13259

U S LIQUIDS INC.

(Exact name of registrant as specified in its charter)

Delaware	76-0519797
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

411 N. Sam Houston Parkway East, Suite 400, Houston, Texas 77060-3545
281-272-4500
(Address and telephone number of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value
16,233,149 shares as of June 25, 2003

U S LIQUIDS INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003
INDEX

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

U S LIQUIDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	March 31, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,681	$4,068
Accounts receivable, less allowances of $1,046 and $1,018, respectively	27,147	32,165
Inventories	1,596	1,536
Prepayments and other current assets	4,510	5,062
Current assets of discontinued operations	2,270	2,853

Total current assets	37,204	45,684
PROPERTY, PLANT AND EQUIPMENT, net	84,193	86,295
GOODWILL, net	13,469	13,459
INTANGIBLE ASSETS, net	4,094	3,877
OTHER ASSETS	5,676	2,213
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS	1,120	1,483

Total assets	$145,756	$153,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$77,859	$78,474
Accounts payable	15,629	17,669
Accrued expenses and other current liabilities	20,787	23,376
Current liabilities of discontinued operations	2,408	2,084

Total current liabilities	116,683	121,603
LONG-TERM OBLIGATIONS, net of current maturities	2,536	2,672
PROCESSING RESERVE, net of current portion	2,803	3,007
CLOSURE AND REMEDIATION RESERVES, net of current portion	3,870	6,490
OTHER LONG-TERM LIABILITIES	744	882
NONCURRENT LIABILITIES OF DISCONTINUED OPERATIONS	427	427

Total liabilities	127,063	135,081

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,233,149 and 16,095,222 shares issued and outstanding, respectively	162	161
Additional paid-in capital	177,213	177,166
Accumulated deficit	(158,692)	(159,407)
Accumulated other comprehensive income — foreign currency translation adjustment	10	10

Total stockholders’ equity	18,693	17,930

Total liabilities and stockholders’ equity	$145,756	$153,011

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

		(As Restated,
		see Note 12)
REVENUES	$36,830	$35,911
OPERATING EXPENSES	27,926	25,176

OPERATING MARGIN	8,904	10,735
DEPRECIATION AND AMORTIZATION	2,678	2,690
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,143	5,915
SPECIAL INCOME	(304)	—

INCOME FROM OPERATIONS	1,387	2,130
INTEREST EXPENSE	3,332	1,662
OTHER INCOME, net	(67)	(162)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(1,878)	630
PROVISION FOR INCOME TAXES	45	64

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,923)	566

DISCONTINUED OPERATIONS (NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(70)	(1,480)
INCOME TAXES	—	(456)

LOSS FROM DISCONTINUED OPERATIONS	(70)	(1,024)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(2,708)	87,823

NET INCOME (LOSS)	$715	$(88,281)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.12)	$0.03
DISCONTINUED OPERATIONS	(0.00)	(0.06)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.17	(5.47)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(5.50)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.12)	$0.03
DISCONTINUED OPERATIONS	(0.00)	(0.06)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	0.17	(5.24)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.04	$(5.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,215	16,050

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,318	16,747

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

		(As Restated,
		see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$715	$(88,281)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in accounting principle	(2,708)	91,003
Depreciation and amortization	2,678	3,890
Net (gain) loss on sale of property, plant and equipment	30	(120)
Loss on discontinued operations	74	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,113	4,349
Inventories	(59)	(83)
Prepayments and other current assets	551	(2,064)
Current assets of discontinued operations	410	—
Intangible assets	(233)	(206)
Other assets	(3,453)	136
Long-term assets of discontinued operations	38	—
Accounts payable, accrued liabilities and other current liabilities	(4,544)	(5,542)
Current liabilities of discontinued operations	330	—
Closure, remediation and processing reserves	(330)	(543)
Other long-term liabilities	(138)	(54)
Deferred income taxes	—	(3,578)

Net cash used in operating activities	(2,526)	(1,093)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(427)	(1,496)
Proceeds from sale of property, plant and equipment	1	365
Proceeds from sale of businesses	1,280	—
Cash paid for acquisitions, net of subsequent purchase adjustments	(10)	—

Net cash provided by (used in) investing activities	844	(1,131)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	2,500	3,000
Principal payments on long-term obligations	(3,253)	(985)
Proceeds from exercise of stock options and employee stock purchase plan	48	25

Net cash provided by (used in) financing activities	(705)	2,040

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,387)	(184)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,068	1,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,681	$1,314

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financing fees	$2,337	$4,491
Cash paid for income taxes	3	3
Cash received for income taxes	287	2

The accompanying notes are an integral part of these consolidated financial statements.

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION:

     U S Liquids Inc. is a leading provider of liquid waste management services, including collection, processing, recovery and disposal services. The Company operates four divisions — the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Beverage Division collects, processes and disposes of dated beverages and other consumer products containing alcohol or sugar. The Industrial and Beverage Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastics, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas primarily from the Gulf of Mexico and land-based rigs in Louisiana, Texas and northern Mexico. Prior to January 1, 2003, the Beverage Division’s results were included in the results of the Commercial Wastewater Division. Effective January 1, 2003, the Beverage Division was separated as a fourth division. Prior year information has been reclassified to conform to the current year presentation. See Note 11.

2. BASIS OF PRESENTATION:

     The interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations; although management believes that the disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements, have been included. The results of operations for the interim periods are not necessarily indicative of the results for the entire year. All intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year presentation.

     The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on July 3, 2003. Refer to Note 12 for the restatement information relating to the quarter ending March 31, 2002.

3. LIQUIDITY AND OUTLOOK:

     The Company’s capital requirements for continuing operations consist of general working capital needs, scheduled principal payments on its debt obligations and capital leases, funding of the Company’s finite risk bonding program, certain contractual commitments and planned capital expenditures. The Company’s capital resources consist of cash reserves, cash generated from operations and funds available under its revolving credit facility. On March 31, 2003, the Company received a short-term extension of the credit facility to provide for its near-term working capital needs and allow additional time to secure new financing. The facility, which matures on July 31, 2003, had an outstanding balance of $76.8 million at March 31, 2003.

     The Company continues to review all of its alternatives to reduce its indebtedness. These alternatives include sales of assets or operating divisions or issuance of common stock or other securities. The proceeds of any such transaction would be used to reduce the Company’s outstanding debt. There can be no assurance, however, that any such transaction will be successfully consummated. Any refinancing or business sale transaction is expected to result in either substantial dilution to current stockholders or significant reduction in the size of the Company.

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     The Company’s recent performance has caused it to violate various financial covenants of its credit facility. Previously, the Company’s lenders had been issuing short-term waivers. However, as of the date of this report, the Company is not in compliance with certain financial covenants set forth in the credit agreement. Noncompliance with these provisions permits the lenders to, among other things, accelerate the debt under the credit facility and foreclose on the collateral provided. The Company’s lenders have not declared an event of default as a result of its noncompliance; however, they have retained the right to do so. The Company is in discussions with its lenders regarding amending the credit facility to, among other things, further extend the maturity date of the facility, provide for the Company’s liquidity needs and bring the Company into compliance with the various financial covenants contained therein. There can be no assurance that the Company will be successful in obtaining an extension of the maturity date of the credit facility or amendments to any of the financial covenants or terms contained therein.

     The report issued by the Company’s auditors on the Company’s December 31, 2002 financial statements stated that the working capital deficit caused by the close proximity of the maturity of the revolving credit facility, and the recent lack of compliance with the credit facility, raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to successfully restructure its indebtedness, it may be required to seek protection under the bankruptcy laws.

     During the first quarter of 2003, the terms of the credit facility were amended to change certain financial covenants, add additional weekly and monthly financial covenants, and make various enhancements to the collateral documentation securing the loans. The amendment also requires that the Company take certain steps to reduce its leverage, including the sale of one or more businesses that generated in 2002 or are expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction for interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003. As the Company sells certain businesses per the amendment above, the sale of such assets could result in an impairment below the current carrying value.

     In July 2003, the terms of the credit facility were further amended to (1) renew until December 31, 2003 approximately $8.0 million of letters of credit issued on the Company’s behalf, and (2) defer until July 31, 2003 the $0.6 million interest payment scheduled for payment on June 30, 2003. In return, the Company agreed to cash collateralize all obligations under the letters of credit described above on or before the termination of the credit facility. In addition, the Company agreed that it would not borrow any additional funds under the credit facility without the prior consent of its lenders.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through July 31, 2003 an event of default arising from the resignation of Michael P. Lawlor, the Company’s former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Board of Directors made his position permanent. The lenders have continued to waive the default arising from Mr. Lawlor’s departure, but have not approved Mr. DeArman’s appointment.

     To address the Company’s liquidity problems, the Board of Directors and Company management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by the Company’s lenders, to focus on financial restructuring plans;

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold substantially all of the Texas and Northeast operations in the Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt;

•	identified for sale or closure several additional underperforming businesses; and

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of the agreement with Newpark Resources, Inc.

Management is also:

•	pursuing the sale of certain businesses;

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	actively seeking new financing.

     As of March 31, 2003 and June 25, 2003, the Company had outstanding borrowings of $76.8 million and $79.8 million, respectively, under the credit facility. Letters of credit under the facility totaled $8.0 million as of both March 31, 2003 and June 25, 2003. Advances under the credit facility of up to $85.3 million currently bear interest at the prime rate plus 4.0% and advances above $85.3 million bear interest at the prime rate plus 6.0%. As of both of March 31, 2003 and June 25, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.3%, excluding amortization of financing costs. As of June 25, 2003, the unused portion of the credit facility was $1.2 million, none of which was available.

     The condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. SPECIAL INCOME:

     Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments have been made to the reserve based on settled obligations and known claims. During the first quarter of 2003, as a result of a review of potential claims and related costs, the reserve was reduced by $0.3 million resulting in special income of a like amount.

5. DISCONTINUED OPERATIONS:

     Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that addresses the financial accounting

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

     During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002 and the remaining operations are expected to be divested prior to December 31, 2003. During the first quarter of 2003, the remaining portions of the Company’s Northeast operations were sold.

     Under SFAS No. 144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the Company’s condensed consolidated balance sheet and statement of operations for all periods presented.

     Assets and liabilities related to discontinued operations were as follows:

	March 31,	December 31,
	2003	2002

	(In thousands)
	(Unaudited)
Accounts receivable, net	$1,806	$2,326
Other current assets	464	527

Current assets of discontinued operations	$2,270	$2,853

Property, plant and equipment, net	$1,115	$1,477
Other long-term assets	5	6

Noncurrent assets of discontinued operations	$1,120	$1,483

Accounts payable	$1,748	$1,517
Other current liabilities	660	567

Current liabilities of discontinued operations	$2,408	$2,084

Closure and remediation reserves	$424	$424
Other noncurrent liabilities	3	3

Noncurrent liabilities of discontinued operations	$427	$427

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     Revenues and pre-tax loss related to discontinued operations were as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Revenue	$3,142	$9,927
Pre-tax loss	(70)	(1,480)

6. ADOPTION OF ACCOUNTING PRONOUNCEMENTS:

SFAS No. 143

     Effective January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” that addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

     The Company processes and disposes both hazardous and nonhazardous waste as well as waste generated in the exploration for and production of oil and natural gas. With respect to the Company’s facilities that process nonhazardous waste, including the facilities of the Beverage Division, an asset retirement obligation was not deemed necessary due to the minimal requirements to close and clean up the facilities; however, for the facilities that process hazardous waste and the landfarms operated by the Oilfield Waste Division, an asset retirement obligation was established in accordance with SFAS No. 143 due to the costs necessary to close and clean up these facilities. The cost of retiring a hazardous waste facility typically includes the cost of cleaning the facility or dismantling the facility and hauling the debris to a hazardous waste landfill. Sampling and analytical costs would also be incurred. The cost of retiring a landfarm consists of removal of levees and roads, post-closure monitoring, plugging and abandoning injection and monitoring wells and other costs. Historically, the Company has recorded the gross estimated retirement costs of its facilities. During the first quarter, the Company recognized $2.7 million of income as a result of adoption of SFAS No. 143. The Company’s asset retirement obligations are included within the closure and remediation reserves, net of current portion, on the condensed consolidated balance sheet. See the table below for a detail of the Company’s asset retirement obligations (in thousands, unaudited):

Balance at January 1, 2003	$2,937
Cumulative effect of change in accounting principle	(2,708)
Long-lived asset	214
2003 accretion	14

Balance at March 31, 2003	$457

SFAS No. 142

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $13.5 million of goodwill at March

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

31, 2003 is no longer subject to amortization. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Absent any impairment indicators, the Company performs its impairment tests during the first quarter of each year. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.

     Based on the initial impairment tests, the Company recognized a charge in the first quarter of 2002 of $87.8 million to reduce the carrying values of goodwill of the reporting units to their implied fair values. This first quarter 2002 charge was net of a $3.2 million tax benefit. However, as a result of an impairment recognized during the third quarter of 2002, there was no longer an expected tax benefit. Thus, the net charge related to the first quarter impairment was revised to $91.0 million. Under SFAS No. 142, the impairment adjustment recognized upon adoption was reflected as a cumulative effect of change in accounting principle in the first quarter of 2002. Subsequent impairment adjustments will be recognized as operating expenses.

     In accordance with SFAS No. 142, the Company conducted its annual impairment test during the first quarter of 2003. This test indicated that there was no further impairment of the carrying values of the goodwill of the reporting units.

SFAS No. 148

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income and earnings per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 is disclosed below:

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended March 31,

		2003	2002

		(In thousands)
		(Unaudited)
Net income (loss):	As reported	$715	$(88,281)
	Deduct: Total stock-based employee compensation expense(1)	(78)	(203)

	Pro forma	$637	$(88,484)

Basic earnings (loss) per share:	As reported	$0.04	$(5.50)
	Pro forma	0.04	(5.51)

Diluted earnings (loss) per share:	As reported	$0.04	$(5.27)
	Pro forma	0.04	(5.28)

(1)	The total stock-based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

FIN No. 45

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued to elaborate on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has made. This Interpretation also incorporates, without change, the guidance in FIN No. 34, which is being superceded. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees. The fair values of guarantees entered into after December 31, 2002 must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they must still be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. The Company did not make any new guarantees during the first quarter of 2003. The table below sets forth the estimated fair value of the Company’s guarantees as of March 31, 2003 (in thousands, unaudited):

	Less than	1-2	2-3	3-4	4-5
	1 year	years	years	years	years	Thereafter	Total

Guarantee of Subsidiary Obligation	$170	$106	$5	$—	$—	$—	$281
Guarantee of Subsidiary Operating Leases	444	200	59	61	63	302	1,129
Guarantee of Lease Residual	189	—	—	—	—	—	189

Total Guarantees	$803	$306	$64	$61	$63	$302	$1,599

     The Company believes the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The fair value of the Company’s guarantees included in the table above are recorded in accrued liabilities or are reflected in the Operating Lease Obligations line of the

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Contractual Obligation table set forth in the Liquidity and Capital Resources section of Management’s Discussion and Analysis.

SFAS No. 150

     During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a significant impact on its operating results or financial position.

7. INVENTORIES:

     Inventories are stated at the lower of cost or market and at March 31, 2003 and December 31, 2002, consisted of processed by-products of $0.9 million and $0.8 million, respectively, and unprocessed by-products of $0.7 million and $0.7 million, respectively. Cost is determined using the first-in, first-out method.

8. DEPRECIATION AND AMORTIZATION EXPENSES:

     Depreciation and amortization expenses of continuing operations are aggregated for financial reporting purposes and excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations. Had the expenses been allocated, the expenses would have been attributed to each expense category as follows:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Operating expenses	$2,295	$2,264
Selling, general and administrative expenses	367	359
Amortization expenses	16	67

Total depreciation and amortization expenses	$2,678	$2,690

9. EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share is as follows:

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,

	2003	2002

	(In thousands, except share data)
	(Unaudited)
Numerator:
For basic and diluted earnings per share -
Net income (loss) available to common stockholders	$715	$(88,281)

Denominator:
For basic earnings per share -
Weighted average shares	16,214,758	16,049,537
Effect of Dilutive Securities:
Stock options and warrants	103,685	697,108

For diluted earnings per share -
Weighted average shares and assumed conversions	16,318,443	16,746,645

     For the periods ended March 31, 2003 and 2002, the weighted average diluted shares outstanding excluded 3,092,299 and 1,159,119 stock options and warrants, respectively, where the exercise prices were less than the closing market price of the Company’s stock because including such shares would have had an antidilutive effect on income (loss) per share.

10. COMMITMENTS AND CONTINGENCIES:

Regulatory Proceedings

     In the fourth quarter of 1999, the Environmental Protection Agency (“EPA”) notified the Company of certain alleged violations of the Resource Conservation and Recovery Act of 1976 by the Company’s former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from Superfund remediation sites under the Comprehensive Environmental Response, Compensation and Liability Act that it was not permitted to accept and then improperly disposed of such waste. In July 2001, the Company entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, the Company paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, the Company received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to the Company at the time, the Company believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, the Company received a follow-up subpoena seeking additional documentation. Shortly thereafter, the Company was advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. The Company has cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. The Company has also been advised by the U.S. Attorney’s office in Fort Worth, Texas that it is considering bringing a civil claim against the Company under the Federal False Claims Act to recover monies paid by the federal government to the Company for processing and disposing of the allegedly unpermitted waste. The Company does not believe that the results of the investigation by the U.S. Attorney’s office in Shreveport or any such civil action by the U.S. Attorney’s office in Fort Worth will

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

have a material adverse effect on its business, results of operations or financial condition.

     During October and November 1999, the California Department of Toxic Substances Control (“DTSC”) inspected the Company’s processing facility in East Palo Alto, California, and the Company’s transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The Company disputed the alleged violations. Between December 1999 and December 2002, the DTSC conducted several more inspections at the two facilities and noted other violations, which the Company also disputed. In June 2003, the Company received notice from the DTSC of its intention to commence enforcement action with regard to these violations. The Company does not anticipate that this enforcement action will have a material adverse effect on its business, results of operations or financial condition.

     The Company acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method would be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%, Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially complete at all three sites. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of March 31, 2003, the balance of this reserve was $2.5 million, of which $0.3 million is classified as short-term and is expected to be paid in the next twelve months. The Company believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

     The operations of the Beverage Division are subject to regulation by the U. S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at the Company’s premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When customers return distilled spirits, wine or beer from commerce to one of the Company’s facilities for destruction, the Company generally files a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Company’s facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at the Company’s Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified the Company that it intended to deny certain refund claims, some of which had already been paid by the ATF to the Company’s customers, due to what the ATF alleged was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in the Company’s documentation. During the third quarter of 2001, the ATF notified the

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Company that, in order to recoup refund claims previously paid to its customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, the Company offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. The ATF recently accepted the Company’s offer and the settlement has become final. The assessment paid to the ATF does not address approximately $525,000 of refund claims that were submitted on behalf of the Company’s customers that either have already been denied or are likely to be denied as a result of the alleged defects in the documentation. The Company has been engaged in discussions with the affected customers concerning the refund claims in question and settlements have been reached with all of those customers whose claims the Company has identified. The Company continues to maintain a reserve for this matter to cover any potential claims that have not been previously identified. As of March 31, 2003, the total reserve remaining was $0.3 million.

     On April 29, 2003, the Company announced that, due to improper recording of job costs and certain other items at one of its business units, the Company would restate its results of operations for the years (and quarters within) ended December 31, 2002, 2001 and 2000. In connection with this announcement, the Company contacted the SEC which has initiated an informal investigation of the issues leading to the restatement. The Company intends to cooperate fully with the SEC in this investigation. Refer to Note 12 for amounts relating to the restatement.

Litigation

     During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs have filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in the Company’s March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of the Company’s Detroit facility and the Company’s financial condition in the prospectus relating to the March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act. In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to the Company’s March 1999 stock offering. As discussed below, further proceedings and discovery in the lawsuit have been suspended pending the resolution of the Company’s litigation with its insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs.

     In addition, one stockholder of the Company has filed a lawsuit against certain former and current officers and directors of the Company in connection with the operation of its Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff alleges derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and its stockholders. As of the date of this report, no ruling has been made by the court on the motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of the Company’s litigation with its insurance carrier.

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, the Company made demand on its insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and its named representatives. National Union declined to defend the Company and its named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under the Company’s insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or its named representatives in the consolidated action. The Company intends to appeal the court’s ruling. Proceedings in the consolidated action will continue to be suspended pending the outcome of the Company’s appeal.

     On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in the Company’s common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement was achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. The Company has denied that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement. The trial in this case, which was originally set for July 14, 2003, has been rescheduled for October 20, 2003.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and the Company made payments totaling $0.3 million during the quarter ended March 31, 2003. The Company has committed to making additional payments of $0.7 million during 2003

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

and $0.7 million in 2004. After reviewing the remaining known claims, the reserve was adjusted to $3.2 million during the quarter ended March 31, 2003 (see Note 4). The Company believes that the reserve is sufficient to satisfy its obligation with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

     In February 1998, the Company entered into an employment agreement with its former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with the Company alleging that it breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against the Company seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. The Company has denied that it has any liability to Mr. Blackwell. The arbitration hearing took place on May 7 and 8, 2003. The outcome of the arbitration has not yet been determined.

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

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

11. SEGMENT INFORMATION:

     As of January 1, 2003, the Company’s reporting was re-organized into four divisions — the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. See Note 1 for a description of the operations of each division. The Company’s corporate division consists primarily of overhead, such as salaries, benefits, professional fees and interest expense. The results of the Beverage Division were previously included in the results of the Commercial Wastewater Division. Prior year information has been reclassified to conform to the current year presentation. The following is a summary of key business segment information:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
	(Unaudited)
Revenues-
Oilfield Waste	$5,697	$5,410
Commercial Wastewater	10,981	11,586
Industrial Wastewater	14,751	13,889
Beverage	5,401	5,026

Total	$36,830	$35,911

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle -
Oilfield Waste	$1,588	$2,966
Commercial Wastewater	109	773
Industrial Wastewater	1,231	7
Beverage	458	545
Corporate	(5,264)	(3,661)

Total	$(1,878)	$630

Depreciation and amortization expense-
Oilfield Waste	$601	$558
Commercial Wastewater	716	817
Industrial Wastewater	772	729
Beverage	254	270
Corporate	335	316

Total	$2,678	$2,690

Capital Expenditures-
Oilfield Waste	$177	$410
Commercial Wastewater	125	651
Industrial Wastewater	36	127
Beverage	80	—
Corporate	9	308

Total	$427	$1,496

US LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	March 31, 2003	December 31, 2002

	(In thousands)
	(Unaudited)
Identifiable Assets-
Oilfield Waste	$39,249	$39,415
Commercial Wastewater	37,369	42,685
Industrial Wastewater	48,175	48,347
Beverage	15,321	16,347
Corporate	5,642	6,217

Total	$145,756	$153,011

12. RESTATEMENT OF FINANCIAL STATEMENTS:

     On April 29, 2003, the Company announced that, due to improper recording of job costs and certain other items at one of its business units, the Company would restate its results of operations for the years ended December 31, 2002, 2001 and 2000. Refer to Note 23 in the Company’s Form 10-K/A for a detail of the restatement for the respective years. See table below for a detail of the restatement for the quarter ended March 31, 2002:

	For the Quarter Ended March 31, 2002

	As Previously
	Reported	As Restated

	(In thousands)
	(Unaudited)
Revenues	$35,851	$35,911
Operating expenses	25,110	25,176

Operating margin	10,741	10,735
Depreciation and amortization	2,690	2,690
Selling, general and administrative expenses	5,915	5,915

Income from operations	2,136	2,130
Interest expense	1,662	1,662
Other income, net	(62)	(162)

Income from continuing operations before cumulative effect of change in accounting principle and income taxes	536	630
Provision for income taxes	31	64

Income from continuing operations	$505	$566

Basic earnings per share	$0.03	$0.03

Diluted earnings per share	$0.03	$0.03

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

     As discussed in Note 12 to the unaudited condensed consolidated financial statements, the Company’s financial statements for the quarter ended March 31, 2002 have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.

Overview

     As of January 1, 2003, our reporting was re-organized into four divisions - the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. The Beverage Division collects, processes and disposes of dated beverages and other consumer products containing alcohol or sugar and also generates revenue from the sale of by-products. The Beverage Division was previously included in the Commercial Wastewater Division. Prior year information has been reclassified to conform to the current year presentation.

     On November 6, 2002, we completed the sale of substantially all of our Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002 and the remaining operations are expected to be divested prior to December 31, 2003. During the first quarter of 2003, the remaining portions of our Northeast operations were sold. Under Statement of Financial Accounting Standards (“SFAS”) No. 144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the consolidated balance sheet and statement of operations for all periods presented.

     The Commercial Wastewater Division generated $11.0 million, or 29.8%, of our revenues from continuing operations for the quarter ended March 31, 2003. This Division derives revenues from fees received for collecting, processing and disposing of nonhazardous liquid waste and providing other environmental services. Collection and processing fees charged to customers vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Industrial Wastewater Division generated $14.7 million, or 40.0%, of our revenues from continuing operations for the quarter ended March 31, 2003. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Oilfield Waste Division generated $5.7 million, or 15.5%, of our revenues from continuing operations for the quarter ended March 31, 2003. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.

     The Beverage Division generated $5.4 million, or 14.7%, of our revenues from continuing operations for the quarter ended March 31, 2003. This Division derives revenues from the collection, processing and disposal of dated beverages and other consumer products containing alcohol or sugar and from the sale of by-products, such as ethanol, solvents, plastics, cardboard, aluminum and glass. Collection and processing fees charged to customers vary per gallon depending on the sugar and alcohol content of the product, the type of packaging, expenses associated with processing the product and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

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

     Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period is which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In the first quarter of each year, the fair value of the liability for the asset retirement obligation will be analyzed and reviewed for reasonableness based on the estimated lives of the respective facility, risk-free interest rate and inflation factors.

     Goodwill Impairment. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002, material amounts of recorded goodwill attributable to each of our reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Under SFAS No. 142, an impairment test is required to be performed at least annually. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units. Absent any impairment indicators, we perform our impairment test during the first fiscal quarter of each year.

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

     Self-Insurance. We retain the risk for uninsured employee group health claim deductibles which are subject to annual aggregate limits. Losses up to the deductible amount are based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. We also retain certain property and casualty and general loss risks. We have provided financial assurance in the form of letters of credit to our insurance carrier. As claims develop and additional information becomes available, adjustments to loss reserves and the amount of such financial assurance may be required.

Results of Operations

   Three Months Ended March 31, 2003 and 2002

     Revenues. Revenues for the quarter ended March 31, 2003 increased $0.9 million, or 2.6%, from $35.9 million for the quarter ended March 31, 2002 to $36.8 million for the quarter ended March 31, 2003.

     The Commercial Wastewater Division contributed $11.0 million, or 29.8%, of first quarter 2003 revenues and $11.6 million, or 32.2%, of first quarter 2002 revenues. $0.3 million of the decrease in revenues was attributable to a transfer of certain assets from the Commercial Wastewater Division to the Industrial Wastewater Division (note corresponding increase in revenues of the Industrial Wastewater Division discussed below). The remainder of the decrease was due to decreased volume.

     The Industrial Wastewater Division contributed $14.7 million, or 40.0%, of first quarter 2003 revenues and $13.9 million, or 38.7%, of first quarter 2002 revenues. The Industrial Wastewater Division’s revenues increased $0.9 million, or 6.2%, primarily due to our Georgia, Arizona and Florida facilities. The increase at our Florida facility was primarily due to a new customer contract which generated revenues of $0.4 million in the current year quarter. Revenues at our Georgia facility increased as a result of the transfer of certain assets previously accounted for in the Commercial Wastewater Division (see discussion above). The remainder of the increase was due to our Arizona facility, offset in part by minor decreases at our Detroit and California facilities. Collection and processing fees generated $13.4 million, or 91.3%, and $12.5 million, or 89.6%, of the Industrial Wastewater Division’s revenues for the quarters ending March 31, 2003 and 2002, respectively. By-product sales generated the remaining $1.3 million, or 8.7%, and $1.4 million, or 10.4%, of the Industrial Wastewater Division’s revenues for quarters ending March 31, 2003 and 2002, respectively.

     The Oilfield Waste Division contributed $5.7 million, or 15.5%, of first quarter 2003 revenues and $5.4 million, or 15.1%, of first quarter 2002 revenues. The Oilfield Waste Division’s revenues increased approximately $0.3 million, or 5.3%. The Newpark Resources agreement generated approximately $2.4 million in revenues during the first quarter of 2002. On a comparable basis, excluding the prior year Newpark business, revenues increased by $2.7 million compared to the prior year quarter due to the effect of improving market conditions and our acquisition of six oilfield waste transfer stations from Trinity Storage Services L.P.

     The Beverage Division contributed $5.4 million, or 14.7%, of first quarter 2003 revenues and $5.0 million, or 14.0%, of first quarter 2002 revenues. The Beverage Division’s revenues increased $0.4 million, or 7.5%, primarily due to increased volumes. Collection and processing fees generated $2.4 million, or 44.1%, and $2.1 million, or 42.4%, of the Beverage Division’s revenues for the quarters ending March 31, 2003 and 2002, respectively. By-product sales generated the remaining $3.0 million, or 55.9%, and $2.9 million, or 57.6%, of the Beverage Division’s revenues for quarters ending March 31, 2003 and 2002, respectively.

     Operating Expenses. Operating expenses increased $2.7 million, or 10.9%, from $25.2 million for the quarter ended March 31, 2002 to $27.9 million for the quarter ended March 31, 2003. As a percentage of revenues, operating expenses increased from 70.1% in the first quarter 2002 to 75.8% in the first quarter 2003. The increase was primarily a result of the non-renewal of our agreement with Newpark Resources and the acquisition of the Trinity transfer stations for our Oilfield Waste Division. The operating margins generated by the Trinity transfer stations are not as great as the margins attributable to the Newpark Resources agreement. In addition, with the exception of two facilities, operating margins in our Commercial Wastewater Division also were lower in the first quarter of 2003 compared to the comparable period last year.

     Depreciation and Amortization. Depreciation and amortization expenses decreased approximately $12,000, or 0.45%, from $2.69 million for the quarter ended March 31, 2002 to $2.68 million for the quarter ended March 31, 2003. As a percentage of revenues, depreciation and amortization expenses decreased from 7.5% in the first quarter 2002 to 7.3% in the first quarter 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.8 million, or 13.1%, from $5.9 million for the quarter ended March 31, 2002 to $5.1 million for the quarter ended March 31, 2003. The decrease resulted primarily from decreased salaries and benefits of approximately $0.5 million, as well as other cost reduction initiatives implemented in the fourth quarter of 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 16.5% in the first quarter 2002 to 14.0% in the first quarter 2003.

     Special Income. Special income in the first quarter of 2003 was a result of an adjustment made to our Reliance liquidation reserve. Reliance Insurance Company provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments are made to the reserve based on certain settled obligations and known claims. During the first quarter of 2003, as a result of a review of potential claims and related costs, the reserve was reduced by $0.3 million resulting in special income of a like amount.

     Interest Expense and Other Income, net. Interest expense and other income, net increased approximately $1.8 million, or 117.7%, from $1.5 million for the quarter ended March 31, 2002 to $3.3 million for the quarter ended March 31, 2003. This increase resulted from higher interest rates and related financial fees on the Company’s credit facility.

     Income Taxes. The provision for income taxes decreased approximately $19,000 from $64,000 for the quarter ended March 31, 2002 to $45,000 for the quarter ended March 31, 2003.

Liquidity and Capital Resources

   General

     Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, funding of our finite risk bonding program, certain contractual commitments and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations and funds available under our revolving credit facility. On March 31, 2003, we received a short-term extension of the credit facility to provide for our near-term working capital needs and allow additional time to secure new financing. The facility, which matures on July 31, 2003, had an outstanding balance of $76.8 million at March 31, 2003.

     We continue to review all of our alternatives to reduce our indebtedness. These alternatives include sales of assets or operating divisions or issuance of common stock or other securities. The proceeds of any such transaction would be used to reduce our outstanding debt. There can be no assurance, however, that any such transaction will be successfully consummated. Any refinancing or business sale transaction is expected to result in either substantial dilution to current stockholders or significant reduction in the size of the Company.

     Our recent performance has caused us to violate various financial covenants of our credit facility. Previously, our lenders had been issuing short-term waivers. However, as of the date of this report, we are not in compliance with certain financial covenants set forth in the credit agreement. Noncompliance with these provisions permits the lenders to, among other things, accelerate the debt under the credit facility and foreclose on the collateral provided. Our lenders have not declared an event of default as a result of our noncompliance; however, they have retained the right to do so. We are in discussions with our lenders regarding amending the credit facility to, among other things, further extend the maturity date of the facility, provide for our liquidity needs and bring us into compliance with the various financial covenants contained therein. There can be no assurance that we will be successful in obtaining an extension of the maturity date of the credit facility or amendments to any of the financial covenants or terms contained therein.

     The report issued by our auditors on our December 31, 2002 financial statements stated that the working capital deficit caused by the close proximity of the maturity of our revolving credit facility, and the recent lack of compliance with our credit facility, raise substantial doubt about our ability to continue as a going concern. If we are unable to successfully restructure our indebtedness, we may be required to seek protection under the bankruptcy laws.

     During the first quarter of 2003, the terms of the credit facility were amended to change certain financial covenants, add additional weekly and monthly financial covenants, and to make various enhancements to the collateral documentation securing the loans. The amendment also requires that we take certain steps to reduce our leverage, including the sale of one or more businesses that generated in 2002 or are expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction of interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003. This additional borrowing capacity is expected to provide for the working capital needs of the Company through the maturity date of the loan, including the payment of approximately $0.5 million of fees that have been deferred by our lenders until maturity. As we sell certain businesses per the amendment above, the sale of such assets could result in an impairment below the current carrying value.

     In July 2003, the terms of the credit facility were further amended to (1) renew until December 31, 2003 approximately $8.0 million of letters of credit issued on our behalf, and (2) defer until July 31, 2003 the $0.6 million interest payment scheduled for payment on June 30, 2003. In return, we agreed to cash collateralize all obligations under the letters of credit described above on or before the termination of the credit facility. In addition, we agreed that we would not borrow any additional funds under the credit facility without the prior consent of our lenders.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through July 31, 2003 an event of default arising from the resignation of Michael P. Lawlor, our former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Board of Directors made his position permanent. The lenders have continued to waive the default arising from Mr. Lawlor’s departure, but have not approved Mr. DeArman’s appointment.

     To address our liquidity problems, our Board of Directors and management have taken the following actions:

•	employed a new executive management team;

•	engaged a financial advisor, as requested by our lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold substantially all of the Texas and Northeast operations in our Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt;

•	identified for sale or closure several additional underperforming businesses; and

•	acquired six oilfield waste transfer stations in Louisiana and Texas to replace the business lost from the non-renewal of our agreement with Newpark Resources.

Management is also:

•	pursuing the sale of certain businesses;

•	exploring the possibility of selling other non-core operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies; and

•	actively seeking new financing.

     As of March 31, 2003 and June 25, 2003, we had outstanding borrowings of $76.8 million and $79.8 million, respectively, under our revolving credit facility. Letters of credit under the credit facility totaled $8.0 million as of both March 31, 2003 and June 25, 2003. Advances under the credit facility of up to $85.3 million currently bear interest at the prime rate plus 4.0% and advances above $85.3 million bear interest at the prime rate plus 6.0%. As of both March 31, 2003 and June 25, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.3%, excluding amortization of financing costs. As of June 25, 2003, the unused portion of the credit facility was $1.2 million, none of which was available.

   Operating Cash Flows

     Cash flows from operations were a negative $2.5 million and negative $1.1 million for the quarters ended March 31, 2003 and 2002, respectively. Cash flows from operations for the quarter ended March 31, 2003 were negatively impacted by capitalized costs related to our re-financing efforts and the $2.5 million expended for our finite risk bonding program. The comparable prior year period was negatively impacted by bank amendment fees. We had negative net working capital of $79.5 million at March 31, 2003, compared to negative net working capital of $75.9 million at December 31, 2002. This decrease in net working capital was primarily due to decreased accounts receivable and decreased cash on hand offset by decreased accounts payable and accrued liabilities as well as the investment in our finite risk bonding program.

     At March 31, 2003, we had a $0.6 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is primarily based on the estimated total cost to close the facilities as calculated in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143 in January 2003. This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, we had recorded the gross estimated retirement obligation. During the first quarter, we recognized $2.7 million of income as a result of adoption of SFAS No. 143.

     In addition, regulatory agencies require us to post financial assurance to assure that when a facility is closed, all waste at the facility will be treated and the facility will be closed appropriately. As of March 31, 2003, we had in place a total of $12.2 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities. As of March 31, 2003, we also had a $2.5 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In the next 12 months, we expect to pay approximately $0.3 million of these remediation reserves.

     At March 31, 2003, we also had a $3.2 million unfunded reserve for the payment of insurance claims that will not be covered by Reliance Insurance Company, our former insurance carrier that was placed into liquidation. Certain of these insurance claims have been resolved and we have committed to making payments of $0.7 million during the remainder of 2003 and $0.7 million in 2004. Additional payments above these commitments may be required but are unknown at this time.

     In October 2002, U S Liquids of Detroit, Inc., one of our subsidiaries, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Payments of penalties and other charges assessed by the government totaling $5.5 million will be required over five years. $0.2 million was paid during the quarter ended March 31, 2003 and $1.0 million will be paid during the third quarter of 2003. Future payments consist of $1.0 million in each of 2004, 2005 and 2006, and $1.1 million in 2007. In 2001, we recorded a $5.0 million unfunded reserve for these payments. After considering the net present value of the total obligation, this reserve was reduced to $4.1 million during the fourth quarter of 2002. As of March 31, 2003, the remaining net present value of the reserve was $3.9 million. The U.S. District Court will determine at the end of the five-year payment period whether and to what extent interest must be paid on the deferred payments. An additional charge may be required if interest is imposed.

     Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurance in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to our current financial condition there can be no assurance that we will be able to continue to obtain financial assurance on commercially reasonable terms without providing additional collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurance would have a material adverse effect on our business, results of operations and financial condition. In January 2003, we made the initial payment on a ten-year finite risk bonding program which provides up to $18 million toward potential closure obligations at our facilities, as well as up to $12.4 million of performance bonding capacity. Management believes that this program will satisfy all of our bonding needs for the foreseeable future but there can be no assurance that it will be sufficient to satisfy all of our future bonding needs.

     Operating cash flows from continuing operations in 2003 are estimated to be approximately $8.8 million. This amount is net of all projected interest costs, expected payments on reserves and obligations on the Company’s finite risk bonding program. Operating cash flows will be the primary source of funding our capital budget in 2003. Any remaining amounts will be used to fund costs associated with our re-financing efforts and to reduce outstanding debts. Projected interest costs have been calculated using the interest rates currently in effect under our revolving credit facility and do not contemplate a possible refinancing of our existing indebtedness. In addition, our projected interest costs assume a 1.25% increase in the prime rate over the course of the year.

   Investing Activities

     Capital expenditures during the first quarter of 2003 were $0.4 million and for the remainder of the year are expected to be approximately $5.7 million. The majority of the capital expenditures were in our Oilfield Waste Division for operating equipment and in our Beverage Division for plant improvements.

   Financing Activities

     At March 31, 2003, approximately $77.9 million of principal payments on debt obligations were payable during the next twelve months. These payments are expected to be funded from operating cash flows and from borrowings against our revolving credit facility, if the facility is extended.

     Our future contractual obligations include:

Contractual	Less than
Obligations:	1 year	1 -2 years	2 -3 years	3 -4 years	4 -5 years	Thereafter	Total

Debt and Capital Lease Obligations	$77,864	$684	$430	$424	$1,000	$—	$80,402
Operating Lease Obligations	3,222	2,373	1,822	1,557	1,185	8,372	18,531
Finite Risk Bonding Program	2,290	500	500	500	400	1,600	5,790
Closure and Remediation Reserves	262	275	338	300	225	2,732	4,132
Detroit Settlement Agreement	832	605	684	773	974	—	3,868
Reliance Insolvency Obligations	781	429	—	—	—	—	1,210
Severance Obligations	936	601	143	—	—	—	1,680

Totals	$86,187	$5,467	$3,917	$3,554	$3,784	$12,704	$115,613

     Our other commercial commitments expire as follows:

Other Commercial	Less than
Commitments:	1 year	1 -2 years	2 -3 years	3 -4 years	4 -5 years	Thereafter	Total

Standby Letters of Credit	$8,006	$—	$—	$—	$253	$—	$8,259
Performance Bonds(1)	11,452	443	2	—	—	—	11,897

Totals	$19,458	$443	$2	$—	$253	$—	$20,156

(1)	Consists of short-term bonds securing our performance under the terms of certain contracts with certain of our customers.

New Accounting Pronouncements

     During May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a significant impact on our operating results or financial position.

Forward Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward Looking Statements” included in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	our ability to extend the term of our credit facility or obtain an alternative source of financing by July 31, 2003;

•	our ability to continue to fund our operations from borrowings permitted under our credit facility and operating cash flows;

•	possible defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	our general lack of liquidity;

•	the impact of any increase in interest rates under our credit facility either as a result of increases in the prime rate or as a result of changes in the facility, and the cost of alternative financing we may obtain, if available;

•	the dilution in ownership that may occur if we obtain new financing;

•	uncertainties caused by our inability to comply with the terms of our credit facility;

•	the outcome of pending litigation and administrative proceedings involving the Company, including the securities class action lawsuit and stockholder derivative action described herein;

•	our Detroit subsidiary’s ability to comply with the terms of the probation that was ordered as part of its plea agreement with the U.S. Attorney;

•	our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•	our ability to obtain performance bonds, letters of credit and other financial assurances required by our customers or regulatory authorities;

•	changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•	existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•	our ability to compete with Newpark Resources and other industry participants for oilfield waste generated offshore or in inland waters in the Gulf Coast region;

•	the impact of the expiration of certain non-compete agreements that we obtained from sellers of certain businesses that we previously acquired;

•	potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•	possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our former insurance carriers;

•	changes in the level of exploration for and production of oil and gas, particularly in the Gulf Coast region;

•	possible changes in our estimate of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•	the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•	the impact that our financial condition may have on our relations with customers, suppliers and employees;

•	future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•	the effects of general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, commutation balance of our finite risk bonding program, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximated $80.1 million as of March 31, 2003.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of June 25, 2003, $79.8 million had been borrowed under the revolving credit facility. As of June 25, 2003, amounts outstanding under the revolving credit facility were accruing interest at approximately 8.3% per year, excluding amortization of financing costs. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of June 25, 2003 would approximate 43 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $0.1 million assuming the amount of debt outstanding remains constant.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedure:

     During the ninety day period preceding the filing of this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to timely alert them to any material information relating to the Company and its consolidated subsidiaries that must be included in our periodic SEC filings.

(b)  Changes in internal controls:

     Except as described in the following paragraph, there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described in subparagraph (a) above.

     On April 29, 2003, we announced that, due to improper recording of job costs and certain other items at one of our business units, we would restate our results of operations for the years ended December 31, 2002, 2001 and 2000. Following the conclusion of an independent investigation of this business unit, we changed our operating and accounting procedures to, among other things, provide more detailed reviews of jobs in process, require more frequent physical inventories and establish additional review and oversight control procedures. In addition, we implemented a procedure requiring that a regional controller who is independent of the daily operations of this business unit review the financial statements and results of operations of the business unit. We also made personnel changes at the business unit including, without limitation, replacement of key accounting personnel of the business unit.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

     In the fourth quarter of 1999, the EPA notified us of certain alleged violations of the Resource Conservation and Recovery Act of 1976 by our former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from Superfund remediation sites under the Comprehensive Environmental Response, Compensation and Liablity Act that it was not permitted to accept and then improperly disposed of such waste. In July 2001, we entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, we paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, we received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to us at the time, we believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, we received a follow-up subpoena seeking additional documentation. Shortly thereafter, we were advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. We have cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. We have also been advised by the U.S. Attorney’s office in Fort Worth, Texas that it is considering bringing a civil claim against the Company under the Federal False Claims Act to remove monies paid by the federal government to the Company for processing and disposing of the allegedly unpermitted waste. We do not believe that the results of the investigation by the U.S. Attorney’s office in Shreveport or any such civil action by the U.S. Attorney’s office in Fort Worth will have a material adverse effect on our business, results of operations or financial condition.

     During October and November 1999, the California Department of Toxic Substances Control (“DTSC”) inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. We disputed the alleged violations. Between December 1999 and December 2002, the DTSC conducted several more inspections at the two facilities and noted other violations, which we also disputed. In June 2003, the Company received notice from the DTSC of its intention to commence enforcement action with regard to these violations. We do not anticipate that this enforcement action will have a material adverse effect on our business, results of operations or financial condition.

     We acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the California Department of Toxic Substances Control that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility

located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially completed at all three sites. Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of March 31, 2003, the balance of this reserve was $2.5 million, of which $0.3 million is classified as short-term and expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved.

     The operations of the Beverage Division are subject to regulation by the U.S. Bureau of Alcohol, Tobacco and Firearms (“ATF”). In addition to regulating the production, distribution and sale of alcohol and alcohol containing products, the ATF is also responsible for collecting the federal excise taxes (“FET”) that must be paid on distilled spirits, wine and beer. If alcoholic beverages on which the FET have been paid are returned to bond at our premises for destruction, the party who has paid the FET on the destroyed product is entitled to a refund. When our customers return distilled spirits, wine or beer from commerce to one of our facilities for destruction, we generally file a claim with the ATF on behalf of that customer for refund of the FET paid on that product. The ATF periodically inspects the Beverage Division’s facilities both to insure compliance with its regulations and to substantiate claims for FET refunds. During 2000, the ATF conducted inspections at our Louisville, Kentucky and Rancho Cucamonga, California facilities. At the conclusion of these inspections, the ATF preliminarily notified us that it intended to deny certain refund claims, some of which had already been paid by the ATF to our customers, due to what the ATF alleged was inadequate, incomplete or unsubstantiated supporting documentation. In addition, the ATF proposed a civil penalty of $30,000 based on the alleged defects in our documentation. During the third quarter of 2001, the ATF notified us that, in order to recoup refund claims previously paid to our customers, the ATF was assessing taxes of $1.175 million against the facilities. During the fourth quarter of 2001, we offered to pay $450,000 to the ATF to resolve all of the ATF’s claims against the facilities and delivered a check for such amount to the ATF. The ATF recently accepted our offer and the settlement has become final. The assessment paid to the ATF does not address approximately $525,000 of refund claims that we submitted on behalf of our customers that either have already been denied or are likely to be denied as a result of the alleged defects in our documentation. We have been engaged in discussions with the affected customers concerning the refund claims in question and settlements have been reached with all of those customers whose claims we have identified. We continue to maintain a reserve for this matter to cover any potential claims that have not been previously identified. As of March 31, 2003, the total reserve remaining was $0.3 million. Management believes that this reserve is sufficient.

     On April 29, 2003, management announced that, due to improper recording of job costs and certain other items at one of its business units, we would restate our results of operations for the years (and quarters within) ended December 31, 2002, 2001 and 2000. In connection with this announcement, we contacted the SEC which has initiated an informal investigation of the issues leading to the restatement. We intend to cooperate fully with the SEC in this investigation.

Litigation

     During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits were consolidated into a single action styled In re: U S Liquids Securities Litigation, Case No. H-99-2785, and the plaintiffs filed a consolidated complaint alleging violations of Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (“Securities Act”) on behalf of purchasers of the Company’s common stock in our March 1999 public offering and violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“Exchange Act”) and Rule 10b-5 promulgated thereunder on behalf of purchasers of the Company’s common stock during the period beginning on May 12, 1998 and ending on August 25, 1999. The plaintiffs generally allege that the defendants made false and misleading statements and failed to disclose allegedly material information regarding the operations of our Detroit facility and the Company’s financial condition in the prospectus relating to our March 1999 stock offering and in certain other public filings and announcements made by the Company. The remedies sought by the plaintiffs include designation of the action as a class action, unspecified damages, attorneys’ and experts’ fees and costs, rescission to the extent any members of the class still hold common stock, and such other relief as the court deems proper. In January 2001, the court dismissed the claims asserted by the plaintiffs under Sections 10(b) and 20(a) and Rule 10b-5 of the Exchange Act and in April 2002 the court dismissed the claims asserted by the plaintiffs under Section 12(a)(2) of the Securities Act. Accordingly, the lawsuit is proceeding only with respect to the claims asserted under Sections 11 and 15 of the Securities Act. In June 2002, the court determined that two individuals designated by the plaintiffs are adequate class representatives for plaintiffs’ claim under Section 11 of the Securities Act. In August 2002, the court entered an order defining the plaintiff class as all persons who purchased or otherwise acquired Company common stock pursuant or traceable to our March 1999 stock offering. As discussed below, further proceedings and discovery of the lawsuit have been suspended pending the resolution of our litigation with our insurance carrier over whether insurance coverage exists for the claims asserted by the plaintiffs.

     In addition, one stockholder of the Company has filed a lawsuit against certain of the current and former officers and directors of the Company in connection with the operation of our Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action in order to allow the Board of Directors to consider whether such litigation is in the best interest of the Company and our stockholders. As of the date of this report, no ruling has been made by the court on our motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of our litigation with our insurance carrier.

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, we made demand on our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and our named representatives. National Union declined to defend the Company and our named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under our insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or our named representatives in the consolidated action. We intend to appeal the court’s ruling. Proceedings in the consolidated action will continue to be suspended pending the outcome of our appeal.

     On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in Company common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement. The trial in this case, which was originally set for July 14, 2003, has been rescheduled for October 20, 2003.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and we made payments totaling $0.3 million during the quarter ended March 31, 2003. We have committed to making additional payments of $0.7 million during 2003 and $0.7 million in 2004. After reviewing the remaining known claims, the reserve was adjusted to $3.2 million during the quarter ended March 31, 2003. Management believes that the reserve is sufficient to satisfy our obligations with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that our actual costs will not exceed the amount reserved.

     In February 1998, we entered into an employment agreement with our former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with us alleging that we breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against us seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. We deny that we have any liability to Mr. Blackwell. The arbitration hearing took place on May 7 and 8, 2003. The outcome of the arbitration has not yet been determined.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

See Note 3 to the unaudited condensed consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

4.18	Fourteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.19	Fifteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

     None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S LIQUIDS INC

Date: July 9, 2003	By:	/s/ William M. DeArman

William M. DeArman
Chief Executive Officer

Date: July 9, 2003	By:	/s/ Cary M. Grossman

Cary M. Grossman
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

U S LIQUIDS INC.

Date: July 9, 2003	/s/ William M. DeArman

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

U S LIQUIDS INC.

Date: July 9, 2003	/s/ Cary M. Grossman

Cary M. Grossman,
Chief Financial Officer

Exhibit Index

Exhibit
No.	Description

4.18	Fourteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.
4.19	Fifteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.
99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.