Form 10-Q
period 2003-06-30
U S LIQUIDS INC
filed 2003-08-13
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common Stock, $0.01 par value
16,233,149 shares as of August 4, 2003

U S LIQUIDS INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003
INDEX

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

U S LIQUIDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,214	$4,068
Accounts receivable, less allowances of $1,063 and $1,018, respectively	25,296	32,165
Inventories	1,785	1,536
Prepayments and other current assets	3,400	5,062
Current assets of discontinued operations	2,238	2,853

Total current assets	35,933	45,684
PROPERTY, PLANT AND EQUIPMENT, net	82,105	86,295
GOODWILL, net	13,756	13,459
INTANGIBLE ASSETS, net	4,282	3,877
OTHER ASSETS	3,590	2,213
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	1,239	1,483

Total assets	$140,905	$153,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term obligations	$80,674	$78,474
Accounts payable	13,690	17,669
Accrued expenses and other current liabilities	21,724	23,376
Current liabilities of discontinued operations	2,075	2,084

Total current liabilities	118,163	121,603
LONG-TERM OBLIGATIONS, net of current maturities	2,431	2,672
PROCESSING RESERVE, net of current portion	2,632	3,007
CLOSURE AND REMEDIATION RESERVES, net of current portion	3,838	6,490
OTHER LONG-TERM LIABILITIES	685	882
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	427	427

Total liabilities	128,176	135,081

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,233,149 and 16,095,222 shares issued and outstanding, respectively	162	161
Additional paid-in capital	177,213	177,166
Accumulated deficit	(164,656)	(159,407)
Accumulated other comprehensive income — foreign currency translation adjustment	10	10

Total stockholders’ equity	12,729	17,930

Total liabilities and stockholders’ equity	$140,905	$153,011

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(As Restated,		(As Restated,
		see Note 13)		see Note 13)
REVENUES	$37,247	$39,311	$74,077	$75,222
OPERATING EXPENSES	28,561	26,024	56,487	51,200

OPERATING MARGIN	8,686	13,287	17,590	24,022
DEPRECIATION AND AMORTIZATION	2,598	2,725	5,276	5,415
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,504	5,684	14,647	11,599
SPECIAL INCOME	(121)	(110)	(425)	(110)

INCOME (LOSS) FROM OPERATIONS	(3,295)	4,988	(1,908)	7,118
INTEREST EXPENSE	2,624	2,269	5,956	3,931
OTHER INCOME, net	(40)	(40)	(107)	(202)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(5,879)	2,759	(7,757)	3,389
PROVISION FOR INCOME TAXES	15	140	60	204

INCOME (LOSS) FROM CONTINUING OPERATIONS	(5,894)	2,619	(7,817)	3,185

DISCONTINUED OPERATIONS (NOTE 6):
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(63)	631	(133)	(849)
INCOME TAXES	7	1,408	7	952

LOSS FROM DISCONTINUED OPERATIONS	(70)	(777)	(140)	(1,801)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	(2,708)	87,823

NET INCOME (LOSS)	$(5,964)	$1,842	$(5,249)	$(86,439)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
BASIC EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.37)	$0.16	$(0.48)	$0.20
DISCONTINUED OPERATIONS	(0.00)	(0.05)	(0.01)	(0.11)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	0.17	(5.47)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.37)	$0.11	$(0.32)	$(5.38)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
DILUTED EARNINGS (LOSS) PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.37)	$0.16	$(0.48)	$0.19
DISCONTINUED OPERATIONS	(0.00)	(0.05)	(0.01)	(0.11)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	—	0.17	(5.28)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.37)	$0.11	$(0.32)	$(5.20)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,233	16,080	16,224	16,065

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,233	16,467	16,224	16,631

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

		(As Restated,
		see Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,249)	$(86,439)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in accounting principle	(2,708)	91,003
Depreciation and amortization	5,276	7,533
Net (gain) loss on sale of property, plant and equipment	53	(123)
Loss on discontinued operations	74	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,964	3,939
Inventories	(248)	(345)
Prepayments and other current assets	1,661	(697)
Current assets of discontinued operations	442	—
Intangible assets	(436)	(523)
Other assets	(1,362)	229
Long-term assets of discontinued operations	39	—
Accounts payable, accrued liabilities and other current liabilities	(5,446)	(2,146)
Current liabilities of discontinued operations	(1)	—
Closure, remediation and processing reserves	(533)	(3,982)
Other long-term liabilities	(197)	(108)
Deferred income taxes	—	(2,786)

Net cash provided by (used in) operating activities	(2,671)	5,555

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,283)	(3,800)
Proceeds from sale of property, plant and equipment	1	429
Proceeds from sale of businesses	1,280	—
Cash paid for acquisitions, net of subsequent purchase adjustments	(184)	—

Net cash used in investing activities	(186)	(3,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	5,500	3,319
Principal payments on long-term obligations	(3,545)	(6,905)
Proceeds from exercise of stock options and employee stock purchase plan	48	25

Net cash provided by (used in) financing activities	2,003	(3,561)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	—	95

NET DECREASE IN CASH AND CASH EQUIVALENTS	(854)	(1,282)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,068	1,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,214	$216

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financing fees	$5,841	$6,192
Cash paid for income taxes	20	422
Cash received for income taxes	289	63

The accompanying notes are an integral part of these consolidated financial statements.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BUSINESS AND ORGANIZATION:

     U S Liquids Inc. is a leading provider of liquid waste management services, including collection, processing, recovery and disposal services. The Company operates four divisions — the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes, industrial wastewater, petroleum fuels and antifreeze. The Beverage Division collects, processes and disposes of dated beverages and other consumer products containing alcohol or sugar. The Industrial and Beverage Divisions also generate revenue from the sale of by-products recovered from certain waste streams, including oils, ethanol, solvents, plastics, cardboard, aluminum, glass, industrial chemicals and recycled antifreeze products. The Oilfield Waste Division disposes waste that is generated in the exploration for and production of oil and natural gas primarily from the Gulf of Mexico and land-based rigs in Louisiana, Texas and northern Mexico. Prior to January 1, 2003, the Beverage Division’s results were included in the results of the Commercial Wastewater Division. Effective January 1, 2003, the Beverage Division was separated as a fourth division. Prior year information has been reclassified to conform to the current year presentation. See Note 12. On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”). See Note 4 for a further description of the sale.

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

     Certain prior year segment information has been reclassified to conform to the current year presentation.

     The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on July 3, 2003. Refer to Note 13 for the restatement information relating to the three and six months ended June 30, 2002.

3.	LIQUIDITY AND OUTLOOK:

     The Company’s capital requirements for continuing operations consist of general working capital needs, scheduled principal payments on its debt obligations and capital leases, funding of the Company’s finite risk bonding program, certain contractual commitments and planned capital expenditures. The Company’s capital resources consist of cash reserves, cash generated from operations, cash proceeds from planned asset sales and funds available under its revolving credit facility. On July 31, 2003, the Company received a short-term extension of the credit facility to provide for its near-term working capital needs and allow additional time to secure new financing. The facility, which matures on August 29, 2003, had an outstanding balance of $79.8 million at June 30, 2003.

     The Company continues to review all of its alternatives to reduce or refinance its indebtedness. These alternatives include sales of assets or operating divisions or issuance of common stock or other securities. The proceeds of any such transactions would be used to reduce or replace the Company’s outstanding debt. There can be

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

no assurance, however, that any such transaction will be successfully consummated. Any refinancing or business sale transaction is expected to result in either substantial dilution to current stockholders or further reduction in the size of the Company.

     On July 31, 2003, the Company sold three of its businesses (see Note 4) for total proceeds of $68.0 million. From these proceeds, and with the approval of its senior lenders, $59.7 million was used to reduce the Company’s debt balance, $1.9 million was used to pay deferred interest and fees due on its credit facility, $2.1 million was used to pay various transaction expenses and $2.3 million was used to establish a fund for future severance of employees as the Company is restructured. In addition, an escrow of $2.0 million was established from the proceeds pending the determination of the final purchase price, which is subject to adjustment based upon the net worth of the acquired businesses on the closing date.

     The Company’s recent performance has caused it to violate various financial covenants of its credit facility. Previously, the Company’s lenders had been issuing short-term waivers. However, as of the date of this filing, the Company is not in compliance with certain financial covenants set forth in the credit agreement. Noncompliance with these provisions permits the lenders to, among other things, accelerate the debt under the credit facility and foreclose on the collateral provided. The Company’s lenders have not declared an event of default as a result of its noncompliance; however, they have retained the right to do so. The Company is in discussions with its lenders regarding amending the credit facility to, among other things, further extend the maturity date of the facility, provide for the Company’s liquidity needs and bring the Company into compliance with the various financial covenants contained therein. The Company is also attempting to re-negotiate the payment terms of certain non-essential unsecured contractual obligations. There can be no assurance that the Company will be successful in obtaining an extension of the maturity date of the credit facility or amendments to any of the financial covenants or terms contained therein or will be successful in re-negotiating the payment terms of any unsecured contractual obligation.

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

     During the first quarter of 2003, the terms of the credit facility were amended to change certain financial covenants, add additional weekly and monthly financial covenants, and make various enhancements to the collateral documentation securing the loans. The amendment also required that the Company take certain steps to reduce its leverage, including the sale of one or more businesses that generated in 2002 or are expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction for interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003. As the Company sells certain businesses per the amendment above, the sale of such assets could result in an impairment below the current carrying value.

     In July 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to August 29, 2003, (2) renew until December 31, 2003 approximately $8.0 million of letters of credit issued on the Company’s behalf, and (3) defer until the earlier of August 29, 2003 or the date of sale of various operations the $0.6 million interest payment scheduled for payment on June 30, 2003. In return, the Company agreed to cash collateralize all obligations under the letters of credit described above on or before the termination of the credit facility and pay a $200,000 amendment fee. In addition, the Company agreed that it would not borrow any additional funds under the credit facility without the prior consent of its lenders.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

waived through July 31, 2003 an event of default arising from the resignation of Michael P. Lawlor, the Company’s former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Board of Directors made his position permanent. The lenders have not approved Mr. DeArman’s appointment. On July 31, 2003, Cary Grossman resigned his position as the Company’s Chief Financial Officer to assume the position of Chief Executive Officer of ERP Environmental (see Note 4). Mr. Grossman’s departure will result in an additional event of default unless he is replaced on or before September 29, 2003 by an individual reasonably satisfactory to the lenders.

     To address the Company’s liquidity problems, the Board of Directors and Company management have taken the following actions:

•	engaged a financial advisor, as requested by the Company’s lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold all of the Beverage and Oilfield Divisions, the Romic operations in the Industrial Wastewater Division and substantially all of the Texas and Northeast operations in the Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt; and

•	identified for sale or closure several additional underperforming businesses.

Management is also:

•	pursuing the sale of certain additional businesses;

•	exploring the possibility of selling other operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies;

•	taking steps to substantially reduce the size and the cost of the Company’s corporate staff; and

•	actively seeking new financing.

     As of June 30, 2003 and August 4, 2003, the Company had outstanding borrowings of $79.8 million and $20.1 million, respectively, under the credit facility. Letters of credit under the facility totaled $8.0 million as of June 30, 2003 and August 4, 2003. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of June 30, 2003 and August 4, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.0%, excluding amortization of financing costs. As of August 4, 2003 the unused portion of the credit facility was $3.5 million, none of which was available.

     The condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company’s underlying assumptions prove to be incorrect.

4.	SALE OF BUSINESSES:

     On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”). ERP Environmental paid approximately $68.0 million to the Company for the acquired businesses and has also agreed to pay $2.0 million to the Company for certain transition services to be provided by the Company during the six-month period following the closing. The final purchase price is subject to adjustment based upon the net worth of the acquired businesses on the closing date. The net proceeds of the transaction were used to reduce debt outstanding under the Company’s credit facility, pay transaction expenses, fund employee severance obligations, and for other matters required by the purchase agreement. Excluding these businesses and adjusting for interest expense related to the required repayment of debt with the net proceeds, the Company’s results of operations for the three and six months ended June 30, 2003 would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

	(In thousands)
	(Unaudited)
Revenues	$18,142	$35,514
Operating expenses	14,348	28,814

Operating margin	3,794	6,700
Depreciation and amortization	1,464	2,976
Selling, general and administrative expenses	7,621	10,966
Special income	(121)	(425)

Loss from operations	(5,170)	(6,817)
Interest expense	1,373	3,366
Other expense, net	(9)	(28)

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle	$(6,534)	$(10,155)

     Under Statement of Financial Accounting Standards (“SFAS”) No. 144 (see Note 6 below), the assets, liabilities and operating results of the businesses sold will be restated and presented separately as discontinued operations in both the Company’s condensed consolidated balance sheet and statement of operations effective the third quarter of 2003.

5.	SPECIAL INCOME:

2003

     Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments have been made to the reserve based on settled obligations and known claims. As a result of a review of potential claims and related costs, during the three and six months ended June 30, 2003, the reserve was reduced by $0.1 and $0.4 million, respectively, resulting in special income of a like amount.

2002

     In connection with special charges recorded in December 2000, an accrual was made to cover the cost of

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

disposing of certain waste located at the Company’s former Re-Claim Louisiana facility. Based on an analysis of the remaining liability and the waste left to be processed as of June 30, 2002, it was determined that the Company was overaccrued by approximately $0.1 million, resulting in special income of a like amount.

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

     Assets and liabilities related to discontinued operations were as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
	(Unaudited)
Accounts receivable, net	$1,817	$2,326
Other current assets	421	527

Current assets of discontinued operations	$2,238	$2,853

Property, plant and equipment, net	$1,235	$1,477
Other long-term assets	4	6

Non-current assets of discontinued operations	$1,239	$1,483

Accounts payable	$1,479	$1,517
Other current liabilities	596	567

Current liabilities of discontinued operations	$2,075	$2,084

Closure and remediation reserves	$424	$424
Other noncurrent liabilities	3	3

Non-current liabilities of discontinued operations	$427	$427

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     Revenues and pre-tax income (loss) related to discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

		(In thousands)
		(Unaudited)
Revenue	$2,495	$10,494	$5,637	$20,421
Pre-tax income (loss)	(63)	631	(133)	(849)

7.	ADOPTION OF ACCOUNTING PRONOUNCEMENTS:

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

     The Company processes and disposes both hazardous and nonhazardous waste as well as waste generated in the exploration for and production of oil and natural gas. With respect to the Company’s facilities that process nonhazardous waste, including the facilities of the Beverage Division, an asset retirement obligation was not deemed necessary due to the minimal requirements to close and clean up the facilities; however, for the facilities that process hazardous waste and the landfarms operated by the Oilfield Waste Division, an asset retirement obligation was established in accordance with SFAS No. 143 due to the costs necessary to close and clean up these facilities. The cost of retiring a hazardous waste facility typically includes the cost of cleaning the facility or dismantling the facility and hauling the debris to a hazardous waste landfill. Sampling and analytical costs would also be incurred. The cost of retiring a landfarm consists of removal of levees and roads, post-closure monitoring, plugging and abandoning injection and monitoring wells and other costs. Historically, the Company recorded the gross estimated retirement costs of its facilities. During the first quarter of 2003, the Company recognized $2.7 million of income as a result of adoption of SFAS No. 143. The Company’s asset retirement obligations are included within the closure and remediation reserves, net of current portion, on the condensed consolidated balance sheet. See the table below for a detail of the Company’s asset retirement obligations (in thousands, unaudited):

Balance at January 1, 2003	$2,937
Cumulative effect of change in accounting principle	(2,708)
Long-lived assets	214
2003 accretion	28

Balance at June 30, 2003	$471

SFAS No. 142

     Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective January 1, 2002. As a result, $13.8 million of goodwill at June

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

30, 2003 is no longer subject to amortization. Under SFAS No. 142, an impairment test is required to be performed upon adoption and at least annually thereafter. Absent any impairment indicators, the Company performs its impairment tests during the first quarter of each year. The impairment test is the result of adopting a fair value approach to testing goodwill as compared to the previous method utilized in which evaluations of goodwill impairment were made using the estimated future undiscounted cash flows compared to the carrying amount. Material amounts of recorded goodwill attributable to each of the Company’s reporting units were tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was determined using discounted cash flows, market sale transaction multiples and comparable market capitalization multiples. Significant estimates used in the methodologies include estimates of future cash flows, future short-term and long-term growth rates, weighted average cost of capital and estimates of market multiples for each of the reportable units.

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

SFAS No. 148

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net income (loss) and earnings (loss) per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 is disclosed below:

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2003	2002	2003	2002

			(In thousands)
			(Unaudited)
Net income (loss):	As reported	$(5,964)	$1,842	$(5,249)	$(86,439)
	Deduct: Total stock-based employee compensation expense(1)	(69)	(61)	(147)	(264)

	Pro forma	$(6,033)	$1,781	$(5,396)	$(86,703)
Basic earnings (loss) per share:	As reported	$(0.37)	$0.11	$(0.32)	$(5.38)
	Pro forma	(0.37)	0.11	(0.33)	(5.40)
Diluted earnings (loss) per share:	As reported	$(0.37)	$0.11	$(0.32)	$(5.20)
	Pro forma	(0.37)	0.11	(0.33)	(5.21)

(1)	The total stock-based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts as additional awards in future years are anticipated.

FIN No. 45

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued to elaborate on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has made. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees. The fair values of guarantees entered into after December 31, 2002 must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they must still be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. The Company did not make any new guarantees during the six months ending June 30, 2003. The table below sets forth the estimated fair value of the Company’s guarantees as of June 30, 2003 (in thousands, unaudited):

	Less than	1-2	2-3	3-4	4-5
	1 year	years	years	years	years	Thereafter	Total

Guarantee of Subsidiary Obligation	$172	$67	$—	$—	$—	$—	$239
Guarantee of Subsidiary Operating Leases	375	148	60	62	63	285	993
Guarantee of Lease Residual	150	—	—	—	—	—	150

Total Guarantees	$697	$215	$60	$62	$63	$285	$1,382

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

SFAS No. 150

     During May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 in the second quarter of 2003 and the adoption had no impact on its operating results or financial position.

8.	INVENTORIES:

     Inventories are stated at the lower of cost or market and at June 30, 2003 and December 31, 2002, consisted of processed by-products of $0.9 million and $0.8 million, respectively, and unprocessed by-products of $0.9 million and $0.7 million, respectively. Cost is determined using the first-in, first-out method.

9.	DEPRECIATION AND AMORTIZATION EXPENSES:

     Depreciation and amortization expenses of continuing operations are aggregated for financial reporting purposes and excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations. Had the expenses been allocated, the expenses would have been attributed to each expense category as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands)
		(Unaudited)
Operating expenses	$2,238	$2,222	$4,533	$4,486
Selling, general and administrative expenses	345	376	712	735
Amortization expenses	15	127	31	194

Total depreciation and amortization	$2,598	$2,725	$5,276	$5,415

10.	EARNINGS (LOSS) PER SHARE:

     Earnings (loss) per share amounts are based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. The weighted average number of shares used to compute basic and diluted earnings (loss) per share is as follows:

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except share data)
		(Unaudited)
Numerator:
For basic and diluted earnings per share — Net income (loss) available to common stockholders	$(5,964)	$1,842	$(5,249)	$(86,439)

Denominator:
For basic earnings per share — Weighted average shares	16,233,149	16,079,592	16,224,004	16,064,647
Effect of Dilutive Securities:
Stock options and warrants	—	387,077	—	566,661

For diluted earnings per share — Weighted average shares and assumed conversions	16,233,149	16,466,669	16,224,004	16,631,308

     For the periods ended June 30, 2003 and 2002, the weighted average diluted shares outstanding excluded 3,134,541 and 1,054,783 stock options and warrants, respectively, where the exercise prices were less than the closing market price of the Company’s stock because including such shares would have had an antidilutive effect on income (loss) per share.

11.	COMMITMENTS AND CONTINGENCIES:

Regulatory Proceedings

     In the fourth quarter of 1999, the Environmental Protection Agency (“EPA”) notified the Company of certain alleged violations of the Resource Conservation and Recovery Act of 1976 by the Company’s former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from Superfund remediation sites under the Comprehensive Environmental Response, Compensation and Liability Act that it was not permitted to accept and then improperly disposed of such waste. In July 2001, the Company entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, the Company paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, the Company received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to the Company at the time, the Company believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, the Company received a follow-up subpoena seeking additional documentation. Shortly thereafter, the Company was advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. The Company has cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. The Company has also been advised by the U.S. Attorney’s office in Fort Worth, Texas that it is considering bringing a civil claim against the Company under the Federal False Claims Act to recover monies paid by the federal government to the Company for processing and disposing of the allegedly unpermitted waste. The Company disputes that there has been any violation of the False Claims Act and intends to defend any such suit vigorously. The Company does not believe that the results of the

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

investigation by the U.S. Attorney’s office in Shreveport or any such civil action by the U.S. Attorney’s office in Fort Worth will have a material adverse effect on its business, results of operations or financial condition.

     During October and November 1999, the California Department of Toxic Substances Control (“DTSC”) inspected the Company’s processing facility in East Palo Alto, California, and the Company’s transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. The Company disputed the alleged violations. Between December 1999 and December 2002, the DTSC conducted several more inspections at the two facilities and noted other violations, which the Company also disputed. In June 2003, the Company received notice from the DTSC of its intention to commence enforcement action with regard to these violations. As a result of the sale of Romic to ERP Environmental (see Note 4), the Company should have no further responsibility for this matter.

     The Company acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method would be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%, Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially complete at all three sites. Based upon the information currently available, the Company has continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June 30, 2003, the balance of this reserve was $2.5 million, of which $0.3 million is classified as short-term and is expected to be paid in the next twelve months. The Company believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved. As a result of the sale of Romic to ERP Environmental (see Note 4), the Company should have no further responsibility under the consent orders or decrees.

     On April 29, 2003, the Company announced that, due to improper recording of job costs and certain other items at one of its business units, the Company would restate its results of operations for the years (and quarters within) ended December 31, 2002, 2001 and 2000. In connection with this announcement, the Company contacted the SEC which has initiated an informal investigation of the issues leading to the restatement. The investigation is continuing and the Company has cooperated, and will continue to cooperate, with the SEC in this investigation. Refer to Note 13 for amounts relating to the restatement.

Litigation

     During the third quarter of 1999, six purported securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Southern District of Texas, Houston Division. These lawsuits have been consolidated into a single action styled In

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

     In addition, one stockholder of the Company has filed a lawsuit against certain former and current officers and directors of the Company in connection with the operation of its Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff alleges derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. The Company believes that the stockholder derivative action was not properly brought and has filed a motion to dismiss this action. As of the date of this report, no ruling has been made by the court on the motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of the Company’s litigation with its insurance carrier.

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, the Company made demand on its insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and its named representatives. National Union declined to defend the Company and its named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under the Company’s insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or its named representatives in the consolidated action. The Company has appealed the court’s ruling and is awaiting the decision of the appeals court. As noted above, proceedings in the consolidated action will continue to be suspended pending the outcome of the Company’s appeal.

     On April 21, 1998, the Company acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, the Company agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, the Company would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in the Company’s common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement was achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. The Company has denied that it has any liability to Parallel and has filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made in the acquisition agreement. The trial in this case has been rescheduled for January 2004. The transaction described in Note 4 did not affect the Company’s responsibility with respect to this matter.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and the Company made payments totaling $0.5 million during the six months ended June 30, 2003. The Company has committed to making additional payments of $0.5 million during the remainder of 2003 and $0.7 million in 2004. After reviewing the remaining known claims, the reserve was adjusted to $2.9 million during the quarter ended June 30, 2003 (see Note 5). The Company believes that the reserve is sufficient to satisfy its obligations with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

     In February 1998, the Company entered into an employment agreement with its former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with the Company alleging that it breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against the Company seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. The Company has denied that it has any liability to Mr. Blackwell. The arbitration hearing took place on May 7 and 8, 2003. During the third quarter of 2003, the arbitrator found in favor of Mr. Blackwell and awarded him approximately $1.1 million. Thereafter, the Company filed a motion to vacate and reconsider with the arbitrator and also filed a lawsuit in the 164th Judicial District of Harris County, Texas, asking the court to vacate the arbitrator’s

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

award. On August 1, 2003, the Company was informed that the arbitrator had denied the motion to vacate and reconsider. The Company intends to prosecute the state court litigation vigorously.

     Shortly after Mr. Blackwell made his initial demand for arbitration, the Company placed its employment practices liability carrier on notice of the claim. During the third quarter of 2003, the Company received notice from its insurance carrier denying coverage. The Company intends to pursue the coverage issue with its carrier.

     On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against the Company and certain of its current and former officers. Mr. Rosen alleges, among other things, that the Company breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain of the Company’s subsidiaries and because he refused to certify, for internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. During the second quarter of 2003, the Company settled this matter and all claims associated with Mr. Rosen’s employment. The settlement did not have a material adverse effect on the Company’s business, results of operations or its financial condition.

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

12.	SEGMENT INFORMATION:

     As of January 1, 2003, the Company’s reporting was re-organized into four divisions — the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. See Note 1 for a description of the operations of each division. The Company’s corporate division consists primarily of overhead, such as salaries, benefits, professional fees and interest expense. The results of the Beverage Division were previously included in the results of the Commercial Wastewater Division. Prior year information has been reclassified to conform to the current year presentation. On July 31, 2003, the Company sold its Oilfield Waste Division, its

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Beverage Division and its Romic Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”). See Note 4 for a further description of the sale. The following is a summary of key business segment information:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

		(In thousands)
		(Unaudited)
Revenues—
Industrial Wastewater	$16,033	$16,251	$30,784	$30,140
Commercial Wastewater	11,010	12,182	21,991	23,769
Oilfield Waste	5,316	5,754	11,013	11,164
Beverage	4,888	5,124	10,289	10,149

Total	$37,247	$39,311	$74,077	$75,222

Income (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle—
Industrial Wastewater	$1,452	$2,104	$2,683	$2,112
Commercial Wastewater	687	1,438	796	2,208
Oilfield Waste	986	3,933	2,574	6,899
Beverage	—	(266)	458	280
Corporate	(9,004)	(4,450)	(14,268)	(8,110)

Total	$(5,879)	$2,759	$(7,757)	$3,389

Depreciation and amortization expense—
Industrial Wastewater	$767	$727	$1,539	$1,455
Commercial Wastewater	692	753	1,408	1,571
Oilfield Waste	574	639	1,175	1,197
Beverage	254	271	508	540
Corporate	311	335	646	652

Total	$2,598	$2,725	$5,276	$5,415

Capital expenditures—
Industrial Wastewater	$285	$327	$321	$453
Commercial Wastewater	143	613	267	1,279
Oilfield Waste	188	678	365	1,088
Beverage	224	485	304	470
Corporate	16	201	26	510

Total	$856	$2,304	$1,283	$3,800

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	June 30,	December 31,
	2003	2002

	(In thousands)
	(Unaudited)
Identifiable Assets—
Industrial Wastewater	$49,507	$48,347
Commercial Wastewater	36,200	42,685
Oilfield Waste	38,099	39,415
Beverage	12,476	16,347
Corporate	4,623	6,217

Total	$140,905	$153,011

     The following should be noted in comparing the segment data set forth above:

•	During the second quarter of 2003, the Company wrote off $2.6 million of previously deferred financing costs incurred in connection with its financing efforts. This charge was a corporate expense.

•	During the second quarter of 2003, the Company recorded approximately $1.5 million of severance as a corporate expense.

13.	RESTATEMENT OF FINANCIAL STATEMENTS:

     On April 29, 2003, the Company announced that, due to improper recording of job costs and certain other items at one of its business units, the Company would restate its results of operations for the years ended December 31, 2002, 2001 and 2000. Refer to Note 23 in the Company’s Form 10-K/A for a detail of the restatement for the respective years. See table below for a detail of the restatement for the three and six months ended June 30, 2002:

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	For the Quarter Ended		For the Six Months Ended
	June 30, 2002		June 30, 2002

	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

		(In thousands)
		(Unaudited)
Revenues	$39,311	$39,311	$75,162	$75,222
Operating expenses	25,796	26,024	50,906	51,200

Operating margin	13,515	13,287	24,256	24,022
Depreciation and amortization	2,725	2,725	5,415	5,415
Selling, general and administrative expenses	5,684	5,684	11,599	11,599
Special income	(110)	(110)	(110)	(110)

Income from operations	5,216	4,988	7,352	7,118
Interest expense	2,269	2,269	3,931	3,931
Other income, net	(40)	(40)	(102)	(202)

Income from continuing operations before cumulative effect of change in accounting principle and income taxes	2,987	2,759	3,523	3,389
Provision for income taxes	220	140	251	204

Income from continuing operations	$2,767	$2,619	$3,272	$3,185

Basic earnings per share	$0.17	$0.16	$0.20	$0.20

Diluted earnings per share	$0.17	$0.16	$0.20	$0.19

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

     As discussed in Note 13 to the unaudited condensed consolidated financial statements, the Company’s financial statements for the three and six months ended June 30, 2002 have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.

Overview

     As of January 1, 2003, our reporting was re-organized into four divisions — the Commercial Wastewater Division, the Industrial Wastewater Division, the Oilfield Waste Division and the Beverage Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste and recovers saleable by-products from certain waste streams. The Oilfield Waste Division processes and disposes of waste generated in oil and gas exploration and production. The Beverage Division collects, processes and disposes of dated beverages and other consumer products containing alcohol or sugar and also generates revenue from the sale of by-products. The Beverage Division was previously included in the Commercial Wastewater Division. Prior year information has been reclassified to conform to the current year presentation.

     On July 31, 2003, we sold our Oilfield Waste Division, our Beverage Division and our Romic Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”). ERP Environmental paid us approximately $68.0 million for the acquired businesses and also agreed to pay $2.0 million for certain transition services to be provided by the Company during the six-month period following the closing. The final purchase price is subject to adjustment based upon the net worth of the acquired businesses on the closing date. The net proceeds of the transaction were used to reduce debt outstanding under our credit facility, pay transaction expenses, fund employee severance obligations, and for other matters required by the purchase agreement.

     On November 6, 2002, we completed the sale of substantially all of our Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002 and the remaining operations are expected to be divested prior to December 31, 2003. During the first quarter of 2003, the remaining portions of our Northeast operations were sold. Under Statement of Financial Accounting Standards (“SFAS”) No.144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the condensed consolidated balance sheet and statement of operations for all periods presented.

     The Commercial Wastewater Division generated $11.0 million, or 29.6%, of our revenues from continuing operations for the quarter ended June 30, 2003. This Division derives revenues from fees received for collecting, processing and disposing of nonhazardous liquid waste and providing other environmental services. Collection and processing fees charged to customers vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Industrial Wastewater Division generated $16.0 million, or 43.0%, of our revenues from continuing operations for the quarter ended June 30, 2003. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes, plating solutions, acids, flammable and reactive wastes, and industrial wastewater. Certain sludges and solid hazardous wastes are also processed. The Industrial Wastewater Division also generates revenues from the sale of by-products recovered from certain waste streams, including industrial chemicals and recycled antifreeze products. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Oilfield Waste Division generated $5.3 million, or 14.3%, of our revenues from continuing operations for the quarter ended June 30, 2003. This Division derives revenues from fees charged to customers for processing and disposing of oil and gas exploration and production waste, and cleaning tanks, barges and other vessels and containers used in the storage and transportation of oilfield waste. In order to match revenues with their related costs, when waste is unloaded at one of our sites, we recognize the related revenue and record a reserve for the estimated expenses to be incurred to process and dispose of the waste. As processing occurs, generally over nine to twelve months, the reserve is depleted as expenses are incurred.

     The Beverage Division generated $4.9 million, or 13.1%, of our revenues from continuing operations for the quarter ended June 30, 2003. This Division derives revenues from the collection, processing and disposal of dated beverages and other consumer products containing alcohol or sugar and from the sale of by-products, such as ethanol, solvents, plastics, cardboard, aluminum and glass. Collection and processing fees charged to customers vary per gallon depending on the sugar and alcohol content of the product, the type of packaging, expenses associated with processing the product and competitive factors. By-products are commodities and their prices fluctuate based on market conditions.

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

     Depreciation and amortization expenses relate to our depreciable or amortizable assets. These assets are expensed over periods ranging from three to 39 years.

     The seasonal nature of certain of our operations may materially affect operating results. Accordingly, the operating results for any period are not necessarily indicative of the results that may be achieved for any subsequent period.

Critical Accounting Policies

     In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, processing expenses, closure and remediation reserves, assessment of goodwill impairment, allowance for doubtful accounts, income taxes and self-insurance.

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

     The majority of the expenses associated with the waste processing cycle are incurred within the same accounting period that the associated revenue is recognized. These expenses include receiving personnel labor costs, lab testing costs, compliance costs, and the majority of the labor and equipment variable costs associated with the waste treatment. The majority of the labor and equipment variable costs associated with the treatment process are incurred within the first 30 days of treatment.

     Since revenue has been recognized at the time the service to the customer was completed, we accrue the associated future expenses as a processing reserve to establish a proper matching of revenues and all associated expenses. Since the facilities have been operated the same way for several years, we know what the treatment process costs us on a per unit basis. Thus, for every unit of waste that is offloaded into the facility, we accrue an amount to reflect the processing costs to be incurred subsequent to the initial processing associated with that unit. As the treatment process concludes, we will apply those actual costs incurred against the processing reserve.

     Closure and Remediation Reserves. Our closure and remediation reserves represent accruals for the total estimated costs associated with the ultimate closure of our land farm facilities and certain other facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. The closure and remediation reserves include both our open and closed facilities, as well as all third party sites for which we have been determined to be a potentially responsible party and which require remediation. The reserves required could be affected by changes in regulations, project progress, technology changes or improvements, identification of changed contamination levels, settlement of liability claims or other factors. The reserves are then adjusted based on management’s updated knowledge of the applicable items above. We review the status of the reserves for each facility and monitor all activity.

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

     Allowance for Doubtful Accounts. We extend credit to customers and other parties in the normal course of business. Estimated losses on accounts receivable are provided through an allowance for doubtful accounts. In evaluating the level of established reserves, management makes judgments regarding the customers’ ability to make required payments, economic events and other factors. As the financial condition of customers change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. We perform on-going credit analyses of the accounts of our customers and provide allowances as deemed necessary.

     Income Taxes. We recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates and laws in effect in the years which the differences are expected to reverse. We have established valuation allowances to reduce deferred income tax assets to estimated realizable value.

     Self-Insurance. We retain the risk for uninsured employee group health claim deductibles which are subject to annual aggregate limits. Losses up to the deductible amount are accrued based upon the Company’s known claims incurred and an estimate of claims incurred but not reported. We also retain certain property and casualty and general loss risks. We have provided financial assurance in the form of letters of credit to our insurance carrier. As claims develop and additional information becomes available, adjustments to loss reserves and the amount of such financial assurance may be required.

Results of Operations

     Three Months Ended June 30, 2003 and 2002

     Revenues. Revenues for the quarter ended June 30, 2003 decreased $2.1 million, or 5.3%, from $39.3 million for the quarter ended June 30, 2002 to $37.2 million for the quarter ended June 30, 2003.

     The Commercial Wastewater Division contributed $11.0 million, or 29.6%, of second quarter 2003 revenues and $12.2 million, or 31.0%, of second quarter 2002 revenues. The decrease was primarily a result of decreased revenues of $1.1 million at one of our Michigan locations due to a large government project in the prior year quarter and decreased volumes.

     The Industrial Wastewater Division contributed $16.0 million, or 43.0%, of second quarter 2003 revenues and $16.2 million, or 41.4%, of second quarter 2002 revenues. The Industrial Wastewater Division’s revenues decreased $0.2 million, or 1.3%, primarily due to slight declines at our Detroit and California facilities offset by improvement at our Florida facility. The decreases were a result of decreased volumes while the Florida increase was primarily due to a new customer contract which generated revenues of $0.5 million in the current year quarter. Collection and processing fees generated $14.8 million, or 92.5%, and $14.8 million, or 91.4%, of the Industrial Wastewater Division’s revenues for the quarters ended June 30, 2003 and 2002, respectively. By-product sales generated the remaining $1.2 million, or 7.5%, and $1.4 million, or 8.6%, of the Industrial Wastewater Division’s revenues for quarters ended June 30, 2003 and 2002, respectively.

     The Oilfield Waste Division contributed $5.3 million, or 14.3%, of second quarter 2003 revenues and $5.8 million, or 14.6%, of second quarter 2002 revenues. The Oilfield Waste Division’s revenues decreased approximately $0.4 million, or 7.6%. The Newpark Resources agreement generated approximately $2.3 million in revenues during the second quarter of 2002. On a comparable basis, excluding the prior year Newpark business, revenues increased by $1.9 million compared to the prior year quarter due to the effect of improving market conditions, the construction of additional waste cells and our acquisition of six oilfield waste transfer stations from Trinity Storage Services L.P.

     The Beverage Division contributed $4.9 million, or 13.1%, of second quarter 2003 revenues and $5.1 million, or 13.0%, of second quarter 2002 revenues. The Beverage Division’s revenues decreased $0.2 million, or 4.6%, primarily due to decreased volumes. Collection and processing fees generated $2.1 million, or 42.9%, and $2.2 million, or 43.1%, of the Beverage Division’s revenues for the quarters ended June 30, 2003 and 2002, respectively. By-product sales generated the remaining $2.8 million, or 57.1%, and $2.9 million, or 56.9%, of the Beverage Division’s revenues for quarters ended June 30, 2003 and 2002, respectively.

     Operating Expenses. Operating expenses increased $2.5 million, or 9.7%, from $26.0 million for the quarter ended June 30, 2002 to $28.6 million for the quarter ended June 30, 2003. As a percentage of revenues, operating expenses increased from 66.2% in the second quarter 2002 to 76.7% in the second quarter 2003. The increase was primarily a result of the non-renewal of our agreement with Newpark Resources and the acquisition of the Trinity transfer stations in our Oilfield Waste Division. The operating margins generated by the Trinity transfer stations are not as great as the margins attributable to the Newpark Resources agreement. In addition, operating margins in our Commercial and Industrial Wastewater Divisions were for the most part lower in the second quarter of 2003 compared to the comparable period last year.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million, or 4.7%, from $2.7 million for the quarter ended June 30, 2002 to $2.6 million for the quarter ended June 30, 2003. As a percentage of revenues, depreciation and amortization expenses increased from 6.9% in the second quarter 2002 to 7.0% in the second quarter 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.8 million, or 67.2%, from $5.7 million for the quarter ended June 30, 2002 to $9.5 million for the quarter ended June 30, 2003. The increase was a result of the write-off of $2.6 million of professional fees incurred in connection with our efforts to refinance the Company and severance expense of $1.5 million primarily relating to the amount awarded to our former Chief Financial Officer in his arbitration proceeding. As a percentage of revenues, selling, general and administrative expenses increased from 14.5% in the second quarter 2002 to 25.5% in the second quarter 2003.

     Special Income. Special income in the second quarter of 2003 was a result of an adjustment made to our Reliance liquidation reserve. Reliance Insurance Company provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits asserted against the Company for which insurance coverage was not to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments are made to the reserve based on certain settled obligations and known claims. During the second quarter of 2003, as a result of a review of potential claims and related costs, the reserve was reduced by $0.1 million resulting in special income of a like amount.

     Special income in the second quarter of 2002 was recorded in connection with special charges recorded in December 2000 for an accrual to cover the cost of disposing of certain waste located at our former Re-Claim Louisiana facility. Based on an analysis of the remaining liability and the waste left to be processed as of June 30, 2002, it was determined that we were overaccrued by approximately $0.1 million, resulting in special income of a like amount.

      Interest Expense and Other Income, net. Interest expense and other income, net increased approximately $0.4 million, or 15.9%, from $2.2 million for the quarter ended June 30, 2002 to $2.6 million for the quarter ended June 30, 2003. The increase was a result of increased interest expense.

     Income Taxes. The provision for income taxes decreased approximately $0.1 million from $140,000 for the quarter ended June 30, 2002 to $15,000 for the quarter ended June 30, 2003.

     Six Months Ended June 30, 2003 and 2002

     Revenues. Revenues for the six months ended June 30, 2003 decreased $1.1 million, or 1.5%, from $75.2 million for the six months ended June 30, 2002 to $74.1 million for the six months ending June 30, 2003.

     The Commercial Wastewater Division contributed $22.0 million, or 29.7%, and $23.8 million, or 31.6%, of revenues for the six months ended June 30, 2003 and 2002, respectively. The decrease was primarily a result of decreased revenues of $1.6 million at one of our Michigan locations due to a large government project in the prior year period and decreased volumes. In addition, revenues decreased slightly due to the transfer of assets from the Commercial Wastewater Division to the Industrial Wastewater Division (note corresponding increase below).

     The Industrial Wastewater Division contributed $30.8 million, or 41.5%, and $30.1 million, or 40.1%, of revenues for the six months ended June 30, 2003 and 2002, respectively. The Industrial Wastewater Division’s revenues increased $0.7 million, or 2.1%, primarily due to increased revenues at our Florida facility and a new customer contract which generated $0.9 million in revenues. There was also a slight increase as a result of the transfer of certain assets previously accounted for in the Commercial Wastewater Division. These increases and an increase at our Arizona facility were partially offset by decreased volumes at our Detroit and California facilities. Collection and processing fees generated $28.3 million, or 91.9%, and $27.2 million, or 90.4%, of the Industrial Wastewater Division’s revenues for the six months ended June 30, 2003 and 2002, respectively. By-product sales generated the remaining $2.5 million, or 8.1%, and $2.9 million, or 9.6%, of the Industrial Wastewater Division’s revenues for the six months ended June 30, 2003 and 2002, respectively.

     The Oilfield Waste Division contributed $11.0 million, or 14.9%, and $11.2 million, or 14.8%, of revenues for the six months ended June 30, 2003 and 2002, respectively. The Oilfield Waste Division’s revenues decreased approximately $0.2 million, or 1.4%. The Newpark Resources agreement generated approximately $4.7 million in revenues for the six months ended June 30, 2002. On a comparable basis, excluding the prior year Newpark business, revenues increased by $4.5 million compared to the prior year period due to the effect of improving market conditions, the construction of additional waste cells and our acquisition of six oilfield waste transfer stations from Trinity Storage Services L.P.

     The Beverage Division contributed $10.3 million, or 13.9%, and $10.1 million, or 13.5%, of revenues for the six months ended June 30, 2003 and 2002, respectively. The Beverage Division’s revenues increased $0.1 million, or 1.4%, primarily due to increased volumes. Collection and processing fees generated $4.5 million, or 43.7%, and $4.1 million, or 40.6%, of the Beverage Division’s revenues for the six months ended June 30, 2003 and 2002, respectively. By-product sales generated the remaining $5.8 million, or 56.3%, and $6.0 million, or 59.4%, of the Beverage Division’s revenues for six months ended June 30, 2003 and 2002, respectively.

     Operating Expenses. Operating expenses increased $5.3 million, or 10.3%, from $51.2 million for the six months ended June 30, 2002 to $56.5 million for the six months ended June 30, 2003. As a percentage of revenues, operating expenses increased from 68.1% for the six months ended June 30, 2002 to 76.3% for the six months ended June 30, 2003. The increase was primarily a result of the non-renewal of our agreement with Newpark Resources and the acquisition of the Trinity transfer stations for our Oilfield Waste Division. The operating margins generated by the Trinity transfer stations are not as great as the margins attributable to the Newpark Resources agreement. In addition, operating margins in our Commercial and Industrial Wastewater Divisions also were for the most part lower in the six months ended June 30, 2003 compared to the comparable period last year.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $0.1 million, or 2.6%, from $5.4 million for the six months ended June 30, 2002 to $5.3 million for the six months ended June 30, 2003. As a percentage of revenues, depreciation and amortization expenses decreased from 7.2% for the six months ended June 30, 2002 to 7.1% for the six months ended June 30, 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.0 million, or 26.3%, from $11.6 million for the six months ended June 30, 2002 to $14.6 million for the six months ended June 30, 2003. The increase was a result of the write-off of $2.6 million of professional fees incurred in connection with our efforts to refinance the Company and severance expense of $1.5 million primarily relating to the amount awarded to our former Chief Financial Officer in his arbitration proceeding.These increases were offset by decreased salaries and benefits. As a percentage of revenues, selling, general and administrative expenses increased from 15.4% for the six months ended June 30, 2002 to 19.8% for the six months ended June 30, 2003.

     Special Income. Special income in the six months ended June 30, 2003 was a result of an adjustment made to our Reliance liquidation reserve. Reliance Insurance Company provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments are made to the reserve based on certain settled obligations and known claims. During the six months ended June 30, 2003, as a result of a review of potential claims and related costs, the reserve was reduced by $0.4 million resulting in special income of a like amount.

     Special income during the six months ended June 30, 2002 was recorded in connection with special charges recorded in December 2000 for an accrual to cover the cost of disposing of certain waste located at our former Re-Claim Louisiana facility. Based on an analysis of the remaining liability and the waste left to be processed as of June 30, 2002, it was determined that we were overaccrued by approximately $0.1 million, resulting in special income of a like amount.

     Interest Expense and Other Income, net. Interest expense and other income, net increased $2.1 million, or 56.9%, from $3.7 million for the six months ended June 30,

2002 to $5.8 million for the six months ended June 30, 2003. This increase resulted from higher interest rates and related financial fees on the Company’s credit facility.

     Income Taxes. The provision for income taxes decreased approximately $0.1 million from $204,000 for the six months ended June 30, 2002 to $60,000 for the six months ended June 30, 2003.

Liquidity and Capital Resources

     General

     Our capital requirements for continuing operations consist of our general working capital needs, scheduled principal payments on our debt obligations and capital leases, funding of our finite risk bonding program, certain contractual commitments and planned capital expenditures. Our capital resources consist of cash reserves, cash generated from operations, cash proceeds from planned asset sales and funds available under our revolving credit facility. On July 31, 2003, we received a short-term extension of the credit facility to provide for our near-term working capital needs and allow additional time to secure new financing. The facility, which matures on August 29, 2003, had an outstanding balance of $79.8 million at June 30, 2003.

     We continue to review all of our alternatives to reduce or refinance our indebtedness. These alternatives include sales of assets or operating divisions or issuance of common stock or other securities. The proceeds of any such transactions would be used to reduce or replace our outstanding debt. There can be no assurance, however, that any such transaction will be successfully consummated. Any refinancing or business sale transaction is expected to result in either substantial dilution to current stockholders or further reduction in the size of the Company.

     On July 31, 2003, we sold three of our businesses (see Note 4 to our unaudited condensed consolidated financial statements) for total proceeds of $68.0 million. From these proceeds, and with the approval of our senior lenders, $59.7 million was used to reduce our debt balance, $1.9 million was used to pay deferred interest and fees due on our credit facility, $2.1 million was used to pay various transaction expenses and $2.3 million was used to establish a fund for future severance of employees as the Company is restructured. In addition, an escrow of $2.0 million was established from the proceeds pending the determination of the final purchase price, which is subject to adjustment based upon the net worth of the acquired businesses on the closing date.

     Our recent performance has caused us to violate various financial covenants of our credit facility. Previously, our lenders had been issuing short-term waivers. However, as of the date of this filing, we are not in compliance with certain financial covenants set forth in the credit agreement. Noncompliance with these provisions permits the lenders to, among other things, accelerate the debt under the credit facility and foreclose on the collateral provided. Our lenders have not declared an event of default as a result of our noncompliance; however, they have retained the right to do so. We are in discussions with our lenders regarding amending the credit facility to, among other things, further extend the maturity date of the facility, provide for our liquidity needs and bring us into compliance with the various financial covenants contained therein. We are also attempting to re-negotiate the payment terms of certain non-essential unsecured contractual obligations. There can be no assurance that we will be successful in obtaining an extension of the maturity date of the credit facility or amendments to any of the financial covenants or terms contained therein or will be successful in re-negotiating the payment terms of any unsecured contractual obligation.

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

     During the first quarter of 2003, the terms of the credit facility were amended to change certain financial covenants, add additional weekly and monthly financial covenants, and to make various enhancements to the collateral documentation securing the loans. The amendment also required that we take certain steps to reduce our leverage, including the sale of one or more businesses that generated in 2002 or are expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction of interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003. As we sell certain businesses per the amendment above, the sale of such assets could result in an impairment below the current carrying value.

     In July 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to August 29, 2003, (2) renew until December 31, 2003 approximately $8.0 million of letters of credit issued on our behalf, and (3) defer until the earlier of August 29, 2003 or the date of sale of various operations the $0.6 million interest payment scheduled for payment on June 30, 2003. In return, we agreed to cash collateralize all obligations under the letters of credit described above on or before the termination of the credit facility and pay a $200,000 amendment fee. In addition, we agreed that we would not borrow any additional funds under the credit facility without the prior consent of our lenders.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. The lenders have waived through July 31, 2003 an event of default arising from the resignation of Michael P. Lawlor, our former Chief Executive Officer. On August 29, 2002, William DeArman, the Chairman of the Board of Directors, was appointed interim Chief Executive Officer. On October 31, 2002, the Board of Directors made his position permanent. The lenders have not approved Mr. DeArman’s appointment. On July 31, 2003, Cary Grossman resigned his position as our Chief Financial Officer to assume the position of Chief Executive Officer of ERP Environmental (see Note 4 to our unaudited condensed consolidated financial statements). Mr. Grossman’s departure will result in an additional event of default unless he is replaced on or before September 29, 2003 by an individual reasonably satisfactory to the lenders.

     To address our liquidity problems, our Board of Directors and management have taken the following actions:

•	engaged a financial advisor, as requested by our lenders, to focus on financial restructuring plans;

•	implemented cost cutting measures such as reductions in workforce and a temporary freeze on previously authorized pay increases;

•	sold all of the Beverage and Oilfield Divisions, the Romic operations in the Industrial Wastewater Division and substantially all of the Texas and Northeast operations in our Commercial Wastewater Division, and used a substantial portion of the proceeds therefrom to reduce outstanding debt; and

•	identified for sale or closure several additional underperforming businesses; and

Management is also:

•	pursuing the sale of certain additional businesses;

•	exploring the possibility of selling other operations;

•	analyzing each of the Company’s operations for opportunities to reduce costs, improve processes and increase efficiencies;

•	taking steps to substantially reduce the size and the cost of our corporate staff; and

•	actively seeking new financing.

     As of June 30, 2003 and August 4, 2003, we had outstanding borrowings of $79.8 million and $20.1 million, respectively, under our revolving credit facility. Letters of credit under the credit facility totaled $8.0 million as of June 30, 2003 and August 4, 2003. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of June 30, 2003 and August 4, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.0%, excluding amortization of financing costs. As of August 4, 2003, the unused portion of the credit facility was $3.5 million, none of which was available.

     Operating Cash Flows

     Cash flows from operations were a use of cash of $2.7 million and a provision of cash of $5.6 million for the six months ended June 30, 2003 and 2002, respectively. Cash flows from operations for the six months ended June 30, 2003 were negatively impacted by costs related to our re-financing efforts and the $2.5 million expended for our finite risk bonding program. We had negative net working capital of $82.2 million at June 30, 2003, compared to negative net working capital of $75.9 million at December 31, 2002. This decrease in net working capital was primarily due to decreased accounts receivable and decreased cash on hand offset by decreased accounts payable and accrued liabilities as well as the investment in our finite risk bonding program.

     At June 30, 2003, we had a $0.6 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is primarily based on the estimated total cost to close the facilities as calculated in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143 in January 2003. This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, we had recorded the gross estimated retirement obligation. During the first quarter, we recognized $2.7 million of income as a result of adoption of SFAS No. 143.

     In addition, regulatory agencies require us to post financial assurance to assure that when a facility is closed, all waste at the facility will be treated and the facility will be closed appropriately. As of June 30, 2003, we had in place a total of $12.4 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities. As of June 30, 2003, we also had a $2.5 million unfunded reserve to provide for the costs to remediate soil and groundwater contamination at our facility in East Palo Alto, California, and our share of the costs to remediate drum reconditioning or disposal sites previously used by our subsidiaries. In the next 12 months, we expect to pay approximately $0.3 million of these remediation reserves.

     At June 30, 2003, we also had a $2.9 million unfunded reserve for the payment of insurance claims that will not be covered by Reliance Insurance Company, our former insurance carrier that was placed into liquidation. Certain of these insurance claims have been resolved and we have committed to making payments of $0.5 million during the remainder of 2003 and $0.7 million in 2004. Additional payments above these commitments may be required but are unknown at this time.

     In October 2002, U S Liquids of Detroit, Inc., one of our subsidiaries, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Payments of penalties and other charges assessed by the government totaling $5.5 million will be required over five years. $1.0 million is required to be paid during the third quarter of 2003. Future payments consist of $1.0 million in each of 2004, 2005 and 2006, and $1.1 million in 2007. In 2001, we recorded a $5.0 million unfunded reserve for these payments. After considering the net present value of the total obligation, this reserve was reduced to $4.1 million during the fourth quarter of 2002. As of June 30, 2003, the remaining net present value of the reserve was $3.9 million. The U.S. District Court will determine at the end of the five-year payment period whether and to what extent interest must be paid on the deferred payments. An additional charge may be required if interest is imposed.

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

     Operating cash flows for the remainder of 2003 are expected to be negative. We expect to fund most of the shortfall with cash reserves, but we will also need to sell operating assets and/or borrow additional amounts on our credit facility, neither of which can be assured. At this time, we cannot borrow any additional funds under our credit facility without the consent of our lenders. We are in discussions with our lenders regarding amending the credit facility to, among other things, further extend the maturity date of the facility, provide for our liquidity needs and bring us into compliance with the various financial covenants contained therein. In addition, management is taking steps to reduce corporate staff and thus improve operating cash flows.

     Investing Activities

     Capital expenditures during the six months ended June 30, 2003 were $1.3 million and for the remainder of the year are expected to be approximately $0.7 million. The majority of the capital expenditures were in our Oilfield Waste Division for operating equipment and in our Beverage Division for plant improvements.

     Financing Activities

     At June 30, 2003, approximately $80.7 million of principal payments on debt obligations were payable during the next twelve months. These payments are expected to be funded from asset sale proceeds and from borrowings against our revolving credit facility, if the facility is extended.

     Our future contractual obligations include:

	Less than
Contractual Obligations:	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total

Debt and Capital Lease Obligations	$80,679	$585	$431	$424	$991	$—	$83,110
Operating Lease Obligations	3,039	2,269	1,744	1,522	1,091	8,096	17,761
Finite Risk Bonding Program	2,290	500	500	500	400	1,600	5,790
Closure and Remediation Reserves	262	300	325	300	150	2,763	4,100
Detroit Settlement Agreement	832	605	684	773	974	—	3,868
Reliance Insolvency Obligations	774	242	—	—	—	—	1,016
Severance Obligations	2,284	560	112	—	—	—	2,956

Totals	$90,160	$5,061	$3,796	$3,519	$3,606	$12,459	$118,601

     Our other commercial commitments expire as follows:

	Less than
Other Commercial Commitments:	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Thereafter	Total

Standby Letters of Credit	$8,006	$—	$—	$253	$—	$—	$8,259
Performance Bonds(1)	12,723	79	2	—	—	—	12,804

Totals	$20,729	$79	$2	$253	$—	$—	$21,063

(1)	Consists of short-term bonds securing our performance under the terms of certain contracts with certain of our customers.

New Accounting Pronouncements

     During May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during the second quarter and adoption did not have an impact on our operating results or financial position.

Forward Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward Looking Statements” included in Part I, Item 1 of our Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	our ability to extend the term of our credit facility or obtain an alternative source of financing by August 29, 2003;

•	our ability to continue to fund our operations from borrowings permitted under our credit facility, asset sales and operating cash flows;

•	current defaults and possible future defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	our general lack of liquidity;

•	the impact of any increase in interest rates under our credit facility either as a result of increases in the prime rate or as a result of changes in the facility, and the cost of alternative financing we may obtain, if available;

•	the dilution in ownership that may occur if we obtain new financing;

•	uncertainties caused by our inability to comply with the terms of our credit facility;

•	the outcome of pending litigation and administrative proceedings involving the Company, including the securities class action lawsuit and stockholder derivative action described herein;

•	our Detroit subsidiary’s ability to comply with the terms of the probation that was ordered as part of its plea agreement with the U.S. Attorney;

•	our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•	our ability to obtain performance bonds, letters of credit and other financial assurances required by our customers or regulatory authorities;

•	our ability to improve the profitability and increase the revenues of those businesses remaining after our recent sale of businesses to ERP Environmental;

•	our ability to retain the services of key personnel at the businesses remaining after our recent sale of businesses to ERP Environmental and at our Corporate Division;

•	changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•	existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•	potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•	possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our former insurance carriers;

•	possible changes in our estimate of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•	the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•	the impact that our financial condition may have on our relations with customers, suppliers and employees;

•	future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•	the effects of general economic conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, commutation balance of our finite risk bonding program, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximated $82.9 million as of June 30, 2003.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of August 4, 2003, $20.1 million had been borrowed under the revolving credit facility. As of August 4, 2003, amounts outstanding under the revolving credit facility were accruing interest at approximately 8.0% per year, excluding amortization of financing costs. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of August 4, 2003 would approximate 40 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $20,000 assuming the amount of debt outstanding remains constant.

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

(a)  Evaluation of disclosure controls and procedure:

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the quarter ended June 30, 2003. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared.

(b)  Changes in internal controls:

     Except as described in the following paragraph, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

     In the fourth quarter of 1999, the EPA notified us of certain alleged violations of the Resource Conservation and Recovery Act of 1976 by our former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from Superfund remediation sites under the Comprehensive Environmental Response, Compensation and Liability Act that it was not permitted to accept and then improperly disposed of such waste. In July 2001, we entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, we paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, we received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to us at the time, we believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, we received a follow-up subpoena seeking additional documentation. Shortly thereafter, we were advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. We have cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. We have also been advised by the U.S. Attorney’s office in Fort Worth, Texas that it is considering bringing a civil claim against the Company under the Federal False Claims Act to remove monies paid by the federal government to the Company for processing and disposing of the allegedly unpermitted waste. We dispute that there has been any violation of the False Claims Act and intend to defend any such suit vigorously. We do not believe that the results of the investigation by the U.S. Attorney’s office in Shreveport or any such civil action by the U.S. Attorney’s office in Fort Worth will have a material adverse effect on our business, results of operations or financial condition.

     During October and November 1999, the California Department of Toxic Substances Control (“DTSC”) inspected our processing facility in East Palo Alto, California, and our transfer facility in Redwood City, California. On November 29, 1999, the DTSC issued a summary of violations identifying various alleged violations of California hazardous waste management laws and regulations by the facilities. We disputed the alleged violations. Between December 1999 and December 2002, the DTSC conducted several more inspections at the two facilities and noted other violations, which we also disputed. In June 2003, the Company received notice from the DTSC of its intention to commence enforcement action with regard to these violations. As a result of the sale of Romic to ERP Environmental (see Note 4 to our unaudited condensed consolidated financial statements), we should have no further responsibility for this matter.

     We acquired Romic Environmental Technologies Corporation (“Romic”) in January 1999. Prior to its acquisition by the Company, Romic had entered into an administrative consent order with the EPA relating to the cleanup of soil and groundwater contamination at its facility in East Palo Alto, California. A remedial investigation of the facility was completed by Romic and forwarded to the EPA. The EPA authorized Romic to conduct a pilot study utilizing in-situ enhanced bio-remediation to determine whether that method will be an effective corrective measure. Preliminary results from the pilot study were encouraging and the study has been expanded. If the study is determined to be successful, the EPA may approve this method or a combination of methods for final site remediation. Prior to its acquisition by the Company, Romic had also been notified by the EPA and the DTSC that it was a potentially responsible party under applicable environmental legislation with respect to the Bay Area Drum Superfund Site in San Francisco, California, the Lorentz Barrel and Drum Superfund Site in San Jose, California and the Casmalia Resources Hazardous Waste Management Facility located near Santa Barbara, California, each of which was a drum reconditioning or disposal site previously used by Romic. With respect to each of these drum reconditioning or disposal sites, Romic and a number of other potentially responsible parties have entered into administrative consent orders and/or agreements allocating each party’s respective share of the cost of remediating the sites. Romic’s share under these consent orders and/or agreements is as follows: Bay Area — 6.872%; Lorentz — 5.62% and Casmalia Resources — 0.29%. Remediation is either underway or substantially completed at all three sites. Based upon the information available, we have continued to maintain a reserve to cover Romic’s estimated costs to remediate the East Palo Alto facility and the three drum reconditioning or disposal sites. As of June  30, 2003, the balance of this reserve was $2.5 million, of which $0.3 million is classified as short-term and expected to be paid in the next twelve months. Management believes that this reserve is sufficient to satisfy Romic’s obligations under the consent orders and agreements; however, due to the complex, ongoing and evolving process of investigating and remediating these sites, Romic’s actual costs may exceed the amount reserved. As a result of the sale of Romic to ERP Environmental (see Note 4 to our unaudited condensed consolidated financial statements), we should have no further responsibility under the consent order or decrees.

     On April 29, 2003, management announced that, due to improper recording of job costs and certain other items at one of its business units, we would restate our results of operations for the years (and quarters within) ended December 31, 2002, 2001 and 2000. In connection with this announcement, we contacted the SEC which has initiated an informal investigation of the issues leading to the restatement. The investigation is continuing and we have cooperated, and will continue to cooperate, with the SEC in this investigation.

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

     In addition, one stockholder of the Company has filed a lawsuit against certain of the current and former officers and directors of the Company in connection with the operation of our Detroit facility and the securities class action described above. Benn Carmicia v. U S Liquids Inc., et al., was filed in the United States District Court for the Southern District of Texas, Houston Division, on September 15, 1999 and was subsequently consolidated with the claims asserted in the securities class action described above. The plaintiff purports to allege derivative claims on behalf of the Company against the officers and directors for alleged breaches of fiduciary duty resulting from their oversight of the Company’s affairs. The lawsuit names the Company as a nominal defendant and seeks compensatory and punitive damages on behalf of the Company, interest, equitable and/or injunctive relief, costs and such other relief as the court deems proper. We believe that the stockholder derivative action was not properly brought and we have filed a motion to dismiss this action. As of the date of this report, no ruling has been made by the court on our motion to dismiss. Since this lawsuit has been consolidated with the securities class action, further proceedings in this lawsuit have been suspended pending the resolution of our litigation with our insurance carrier.

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, we made demand on our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and our named representatives. National Union declined to defend the Company and our named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under our insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or our named representatives in the consolidated action. We have appealed the court’s ruling and are awaiting the decision of the appeals court. As noted above, proceedings in the consolidated action will continue to be suspended pending the outcome of our appeal.

     On April 21, 1998, we acquired substantially all of the assets of Parallel Products, a California limited partnership (“Parallel”). In addition to the consideration paid at closing, we agreed that, if the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the businesses acquired from Parallel exceeded a specified amount in any four consecutive quarters during the three year period after the closing of the acquisition, we would pay to Parallel an additional $2.1 million in cash and an additional $2.1 million in Company common stock. During the third quarter of 2000, Parallel filed suit against the Company alleging that the acquired businesses achieved the specified EBITDA amount for the four quarters ended December 31, 1999 and for the four quarters ended March 31, 2000. Parallel is seeking a declaratory judgment that the EBITDA amount specified in the acquisition agreement has been achieved and that it is entitled to receive the contingent cash and stock payments described above. Parallel also alleges that it is entitled to recover compensatory damages of $4.2 million, punitive damages, interest, attorneys’ fees and costs, and such other relief as the court deems proper. We have denied that we have any liability to Parallel and have filed a counterclaim against Parallel alleging that Parallel breached certain of the representations and warranties made to us in the acquisition agreement. The trial in this case has been rescheduled for January 2004. The transaction described in Note 4 to the to the unaudited condensed consolidated financial statements did not affect our responsibility with respect to this matter.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and we made payments totaling $0.5 million during the six months ended June 30, 2003. We have committed to making additional payments of $0.5 million during the remainder of 2003 and $0.7 million in 2004. After reviewing the remaining known claims, the reserve was adjusted to $2.9 million during the quarter ended June 30, 2003. Management believes that the reserve is sufficient to satisfy our obligations with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that our actual costs will not exceed the amount reserved.

     In February 1998, we entered into an employment agreement with our former chief financial officer, Earl J. Blackwell. The employment agreement provided, among other things, that (i) if the agreement was terminated by Mr. Blackwell without cause, Mr. Blackwell would not be entitled to receive any further compensation or benefits under the agreement, and (ii) if the agreement was terminated by Mr. Blackwell with cause, Mr. Blackwell would be entitled to continue to receive his annual salary of $220,000 and employee benefits for the remainder of the term of the agreement. On July 31, 2002, Mr. Blackwell terminated his employment with us alleging that we breached the terms of his employment agreement by usurping his duties and responsibilities as chief financial officer. On October 2, 2002, Mr. Blackwell initiated an arbitration proceeding against us seeking to recover approximately $1.1 million in damages, interest, attorneys’ fees and costs. We deny that we have any liability to Mr. Blackwell. The arbitration hearing took place on May 7 and 8, 2003. During the third quarter of 2003, the arbitrator found in favor of Mr. Blackwell and awarded him approximately $1.1 million. Thereafter, we filed a motion to vacate and reconsider with the arbitrator and also filed a lawsuit in the 164th Judicial District of Harris County, Texas, asking the court to vacate the arbitrator’s award. On August 1, 2003, we were informed that the arbitrator had denied the motion to vacate and reconsider. We intend to prosecute the state court litigation vigorously.

     Shortly after Mr. Blackwell made his initial demand for arbitration, we placed our employment practices liability carrier on notice of the claim. During the third quarter of 2003, we received notice from our insurance carrier denying coverage. We intend to pursue the coverage issue with our carrier.

     On September 9, 2002, Allan Rosen, a former employee of the Company, filed suit in the Superior Court of Los Angeles County, California against us and certain of our current and former officers. Mr. Rosen alleges, among other things, that we breached various oral agreements relating to the compensation to be paid to Mr. Rosen for his services and that he was wrongfully terminated in October 2001 because, among other things, he complained about the operational and accounting systems of certain of our subsidiaries and because he refused to certify, for internal purposes, various financial information and reports relating to the operations of such subsidiaries. Mr. Rosen is seeking unspecified compensatory and punitive damages, interest, attorneys’ fees and costs. Mr. Rosen is also seeking a declaratory judgment that a noncompete provision contained in his employment agreement is not enforceable. During the second quarter of 2003, we settled this matter and all claims associated with Mr. Rosen’s employment. The settlement did not have a material adverse effect on our business, results of operations or our financial condition.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

     See Note 3 to the unaudited condensed consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.	OTHER INFORMATION

     None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.20	Sixteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

31.1	Chief Executive Officer Certification

31.2	Chief Accounting Officer Certification

32	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On July 3, 2003, we furnished a Form 8-K stating, among other things, that on July 3, 2003 the Company had reported its earnings for the quarter ended March 31, 2003.

On July 23, 2003, we filed a Form 8-K announcing that we had agreed to sell our Oilfield Waste Division, our Beverage Division and our Romic Environmental business to ERP Environmental Services, Inc.

On August 7, 2003, we filed a Form 8-K announcing that we had completed the sale of our Oilfield Waste Division, our Beverage Division and our Romic Environmental business to ERP Environmental Services, Inc.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S LIQUIDS INC.

Date: August 13, 2003	By:	/s/ William M. DeArman

William M. DeArman Chief Executive Officer

Date: August 13, 2003	By:	/s/ James C. Jackson

James C. Jackson Chief Accounting Officer

Exhibit Index

Exhibit Number	Description
4.20	Sixteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

31.1	Chief Executive Officer Certification

31.2	Chief Accounting Officer Certification

32	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.