Form 10-Q
period 2003-09-30
U S LIQUIDS INC
filed 2004-01-06
CIK 1041095

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [  ] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   [  ] Yes   [X] No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Common Stock, $0.01 par value
16,233,149 shares as of December 10, 2003

U S LIQUIDS INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003
INDEX

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U S LIQUIDS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)
(Unaudited)

	September 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,789	$4,068
Accounts receivable, less allowances of $424 and $693, respectively	12,446	18,599
Inventories	578	492
Prepayments and other current assets	4,818	4,631
Current assets of discontinued operations	1,101	17,894

Total current assets	21,732	45,684
PROPERTY, PLANT AND EQUIPMENT, net	19,772	33,025
GOODWILL, net	1,320	5,360
INTANGIBLE ASSETS, net	986	964
OTHER ASSETS	1,020	2,169
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS	1,253	65,809

Total assets	$46,083	$153,011

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Current maturities of long-term obligations	$21,275	$78,384
Accounts payable	5,782	11,453
Accrued expenses and other current liabilities	18,643	19,719
Current liabilities of discontinued operations	1,617	12,047

Total current liabilities	47,317	121,603
LONG-TERM OBLIGATIONS, net of current maturities	2,065	1,572
CLOSURE RESERVES, net of current portion	336	705
OTHER LONG-TERM LIABILITIES	697	882
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS	424	10,319

Total liabilities	50,839	135,081

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.01 par value, 30,000,000 shares authorized, 16,233,149 and 16,095,222 shares issued and outstanding, respectively	162	161
Additional paid-in capital	177,213	177,166
Accumulated deficit	(182,141)	(159,407)
Accumulated other comprehensive income – foreign currency translation adjustment	10	10

Total stockholders’ equity (deficit)	(4,756)	17,930

Total liabilities and stockholders’ equity (deficit)	$46,083	$153,011

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

		(As Restated,		(As Restated,
		see Note 12)		see Note 12)
REVENUES	$17,688	$19,567	$53,201	$55,944
OPERATING EXPENSES	14,154	16,483	42,968	43,690

OPERATING MARGIN	3,534	3,084	10,233	12,254
DEPRECIATION AND AMORTIZATION	1,317	1,489	4,293	4,552
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,920	4,815	14,884	12,807
ASSET IMPAIRMENT	12,026	35,387	12,026	35,387
SPECIAL INCOME	—	(2,150)	(425)	(2,260)

LOSS FROM OPERATIONS	(13,729)	(36,457)	(20,545)	(38,232)
INTEREST EXPENSE	1,244	1,226	4,610	3,101
OTHER EXPENSE (INCOME), net	(51)	9	(77)	(162)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(14,922)	(37,692)	(25,078)	(41,171)
PROVISION (BENEFIT) FOR INCOME TAXES	40	(2,110)	75	(2,572)

LOSS FROM CONTINUING OPERATIONS	(14,962)	(35,582)	(25,153)	(38,599)

DISCONTINUED OPERATIONS (NOTE 5):
LOSS FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	(2,361)	(12,625)	(95)	(6,606)
PROVISION (BENEFIT) FOR INCOME TAXES	162	(1,109)	194	509

LOSS FROM DISCONTINUED OPERATIONS	(2,523)	(11,516)	(289)	(7,115)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(3,180)	2,708	(91,003)

NET LOSS	$(17,485)	$(50,278)	$(22,734)	$(136,717)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
BASIC LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.92)	$(2.21)	$(1.55)	$(2.40)
DISCONTINUED OPERATIONS	(0.16)	(0.71)	(0.02)	(0.45)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.20)	0.17	(5.66)

BASIC LOSS PER COMMON SHARE	$(1.08)	$(3.12)	$(1.40)	$(8.51)

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
DILUTED LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.92)	$(2.21)	$(1.55)	$(2.40)
DISCONTINUED OPERATIONS	(0.16)	(0.71)	(0.02)	(0.45)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	—	(0.20)	0.17	(5.66)

DILUTED LOSS PER COMMON SHARE	$(1.08)	$(3.12)	$(1.40)	$(8.51)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,233	16,091	16,227	16,074

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	16,233	16,091	16,227	16,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

		(As Restated,
		see Note 12)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,734)	$(136,717)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in accounting principle	(2,708)	91,003
Asset impairment	12,026	51,050
Depreciation and amortization	6,965	11,040
Net (gain) loss on sale of property, plant and equipment	4	(78)
Loss on sale of discontinued operations	1,510	—
Changes in operating assets and liabilities:
Accounts receivable, net	7,989	3,535
Inventories	(48)	9
Prepayments and other current assets	(142)	(2,134)
Current assets of discontinued operations	1,579	—
Intangible assets	(521)	(703)
Other assets	(1,746)	201
Long-term assets of discontinued operations	31	—
Accounts payable, accrued liabilities and other current liabilities	(9,576)	(1,926)
Current liabilities of discontinued operations	(459)	—
Closure, remediation and processing reserves	(542)	(4,486)
Other long-term liabilities	(184)	946
Deferred income taxes	—	(367)
Long-term liabilities of discontinued operations	(3)	—

Net cash provided by (used in) operating activities	(8,559)	11,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(1,630)	(5,353)
Proceeds from sale of property, plant and equipment	25	450
Proceeds from sale of businesses	67,502	43
Cash paid for acquisitions, net of subsequent purchase adjustments	(184)	—

Net cash provided by (used in) investing activities	65,713	(4,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term obligations	5,500	7,000
Principal payments on long-term obligations	(63,981)	(7,830)
Proceeds from exercise of stock options and employee stock purchase plan	48	32

Net cash used in financing activities	(58,433)	(798)

EFFECT OF FOREIGN CURRENCY TRANSLATION ON CASH AND CASH EQUIVALENTS	—	34

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,279)	5,749
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,068	1,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,789	$7,247

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest and related financing fees	$2,610	$7,850
Cash paid for income taxes	21	465
Cash received for income taxes	996	64

The accompanying notes are an integral part of these condensed consolidated financial statements.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION:

     U S Liquids Inc. is a provider of waste management services, including collection, processing, recovery and disposal services. The Company operates two divisions – the Commercial Wastewater Division and the Industrial Wastewater Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes and industrial wastewater. On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”). The Oilfield Waste and Beverage Divisions were each previously reported as separate segments. The Romic Environmental Technologies business was previously included in the Industrial Wastewater Division. See Note 5 for a further description of the sale of businesses to ERP Environmental.

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

     Certain prior year information has been restated to conform to the current year presentation of discontinued operations. See Note 5.

     The interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2002, as filed with the SEC on July 3, 2003. Refer to Note 12 for the restatement information relating to the three and nine months ended September 30, 2002.

3. LIQUIDITY AND OUTLOOK:

     The Company’s capital requirements for continuing operations consist of general working capital needs, scheduled principal and interest payments on its debt obligations and capital leases, funding of the Company’s finite risk bonding program, certain contractual commitments and planned capital expenditures. The Company’s capital resources consist of cash reserves, cash generated from operations, cash proceeds from planned asset sales and funds available under its revolving credit facility.

     As of September 30, 2003 and December 10, 2003, the Company had outstanding borrowings of $19.8 million and $13.1 million, respectively, under the credit facility. Letters of credit under the facility totaled $6.7 million as of September 30, 2003 and December 10, 2003. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of September 30, 2003 and December 10, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.0%, excluding amortization of financing costs. As of December 10, 2003 the unused portion of the credit facility was $1.4 million, none of which was available without the prior consent of the Company’s lenders.

     During the first quarter of 2003, the terms of the Company’s credit facility were amended to change

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

certain financial covenants, add additional weekly and monthly financial covenants, and make various enhancements to the collateral documentation securing the loans. The amendment also required that the Company take certain steps to reduce its leverage, including the sale of one or more businesses that generated in 2002 or were expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction for interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003.

     In July 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to August 29, 2003, (2) renew until December 31, 2003 approximately $8.0 million of letters of credit issued on the Company’s behalf, and (3) defer until the earlier of August 29, 2003 or the date of sale of various operations a $0.6 million interest payment scheduled for payment on June 30, 2003. In return, the Company agreed to cash collateralize all obligations under the letters of credit described above on or before the termination of the credit facility and pay a $200,000 amendment fee. In addition, the Company agreed that it would not borrow any additional funds under the credit facility without the prior consent of its lenders.

     In August 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to November 30, 2003, (2) modify certain financial covenants, and (3) reduce the commitment amount.

     In November 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to February 2, 2004, (2) renew until March 31, 2004 approximately $6.7 million of letters of credit issued on the Company’s behalf, (3) modify certain financial covenants, (4) reduce the commitment amount, and (5) approve certain asset sales.

     In December 2003, the terms of the credit facility were further amended to modify certain financial covenants and approve certain asset sales.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. On July 31, 2003, Cary Grossman resigned his position as the Company’s Chief Financial Officer to assume the position of Chief Executive Officer of ERP Environmental (see Note 5). Mr. Grossman’s departure will result in an event of default unless he is replaced on or before February 2, 2004 by an individual reasonably satisfactory to the lenders.

     To address its liquidity problems, during the second half of 2002, the Company engaged a financial advisor to focus on financial restructuring plans, implemented cost cutting measures such as reductions in workforce, sold substantially all of the Texas operations in the Commercial Wastewater Division and used a substantial portion of the proceeds therefrom to reduce outstanding debt, and identified for sale or closure several additional underperforming businesses. During the first six months of 2003, management continued to evaluate the Company’s mix of business units, and the Company sold the Northeast operations in the Commercial Wastewater Division and used the proceeds therefrom to reduce debt and pay transaction expenses. During the third quarter of 2003, the Company sold its Waste Stream Environmental business.

     On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic Environmental Technologies business (see Note 5) for total proceeds of $68.0 million and agreed to provide transition services to the businesses sold for a six-month period following the closing for $2.0 million. From the sales proceeds, and with the approval of its senior lenders, $59.7 million was used to reduce the Company’s debt balance, $1.9 million was used to pay deferred interest and fees due on its credit facility, $2.1 million was used to pay various transaction expenses and $2.3 million was used to establish a fund for severance of employees as the Company is restructured. In addition, an escrow of $2.0 million was established from the proceeds pending the determination of the final purchase price, which was subject to adjustment based upon the net worth of the sold

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

businesses on the closing date. As a result of the determination of the net worth of the businesses sold, the purchase price was reduced by $3.5 million. Accordingly, the escrowed funds were returned to ERP Environmental, the Company sold certain software to ERP Environmental for $0.3 million, the Company recorded a note payable to ERP Environmental of $1.2 million and recognized a loss of $1.6 million on the sale. In addition, the Company received payment for the remaining amounts due for transition services.

     Since September 30, 2003, the Company has sold its Northern A-1, Gateway Terminal Services and National Solvent Exchange businesses for $7.4 million and used the proceeds to reduce debt and pay transaction expenses. As of the date of this report, the Company is in various stages of negotiations to sell substantially all of its remaining business units to reduce the Company’s indebtedness. With the assistance of its financial advisors, management has continued to evaluate the viability of the Company after each business unit sale. However, to date, management has not been able to develop a business plan that it believes will support the Company’s remaining debt and reduced corporate overhead. As a result, the Company may be forced to liquidate either through bankruptcy or an orderly wind down of operations. Although the Company is in negotiations with third parties for the sale of substantially all remaining business units, there can be no assurance that any further sale transactions will be successfully consummated or that the proceeds will be adequate to satisfy the Company’s indebtedness. Management believes that a complete liquidation of the Company would result in no return to shareholders.

     In November 2003, the American Stock Exchange (“Amex” or “Exchange”) notified the Company that it was no longer in compliance with the Exchange’s listing standards due to the substantial impairment of the Company’s financial condition. As a result, the Amex notified the Company that it intended to proceed with the filing of an application with the SEC to delist and deregister the Company’s common stock from the Exchange. The Company did not appeal the Exchange’s determination. The Exchange suspended trading in the Company’s common stock on December 10, 2003 and is proceeding with the delisting. The Company’s shares now trade on the over-the-counter “Pink Sheets.”

     The report issued by the Company’s auditors on the Company’s December 31, 2002 financial statements stated that the working capital deficit caused by the close proximity of the maturity of the revolving credit facility, and the recent lack of compliance with the credit facility, raised substantial doubt about the Company’s ability to continue as a going concern. Notwithstanding this statement, the condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result if the Company’s underlying assumptions prove to be incorrect.

4. ASSET IMPAIRMENT AND SPECIAL INCOME:

     During the third quarter of 2003, the Company determined that impairment indicators existed and performed impairment tests on existing goodwill and fixed assets (See Note 6 for a discussion of the initial adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142). The impairment indicators primarily arose from the Company’s efforts to market various business units and operating assets in order to attempt to maintain compliance with certain covenants contained in the Company’s credit facility. As a result of the tests, the Company recorded a charge in the third quarter of 2003 of $12.0 million as an operating expense.

     During the third quarter of 2002, the Company determined that impairment indicators existed and performed an impairment test on existing goodwill. The impairment indicators included the departure of the Company’s Chief Executive Officer, the significant drop in the Company’s stock price and the downward revision of its revenues and earnings guidance, resulting in a failure to maintain compliance with certain of the financial covenants contained in the Company’s credit facility. As a result of the test, the Company recorded a charge in the third quarter of 2002 of $51.0 million as an operating expense. Excluding discontinued operations, the third quarter 2002 charge was $35.4 million.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Special Income 2003

     Reliance Insurance Company (“Reliance”) provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. As a result, insurance coverage will not be available for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments have been made to the reserve based on settled obligations and known claims. As a result of a review of potential claims and related costs, during the nine months ended September 30, 2003, the reserve was reduced by $0.4 million, resulting in special income of a like amount.

Special Income 2002

     The Company submitted an insurance claim for losses incurred as a result of the temporary closing of its Detroit facility in August 1999. During the third quarter of 2002, the Company agreed to accept $2.4 million in complete satisfaction of its claim under this policy. $2.15 million of this amount was paid directly to the Company in September 2002 and the remainder was paid to the attorneys representing the Company in this matter.

     In connection with special charges recorded in December 2000, an accrual was made to cover the cost of disposing of certain waste located at the Company’s former Re-Claim Louisiana facility. Based on an analysis of the remaining liability and the waste left to be processed, it was determined that the Company was overaccrued by approximately $0.1 million, resulting in special income of a like amount for the nine months ended September 30, 2002.

5. DISCONTINUED OPERATIONS AND SALES OF BUSINESSES:

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

     During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002. During the first quarter of 2003, the remaining portions of the Company’s Northeast operations were sold. During the third quarter of 2003, the Company sold its Waste Stream Environmental business.

     On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic Environmental Technologies business to ERP Environmental. At the closing, ERP Environmental paid approximately $68.0 million to the Company for the businesses sold and also agreed to pay $2.0 million to the Company for certain transition services to be provided by the Company during the six-month period following the closing. The net proceeds of the transaction were used to reduce debt outstanding under the Company’s credit facility, pay transaction expenses, fund employee severance obligations, and for other matters required by the purchase agreement. In addition, an escrow

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

of $2.0 million was established from the proceeds pending the determination of the final purchase price, which was subject to adjustment based upon the net worth of the sold businesses on the closing date. As a result of the determination of the net worth of the businesses sold, the purchase price was reduced by $3.5 million. Accordingly, the escrowed funds were returned to ERP Environmental, the Company sold certain software to ERP Environmental for $0.3 million, the Company recorded a note payable to ERP Environmental of $1.2 million and recognized a loss of $1.6 million on the sale to ERP Environmental which is included in discontinued operations in the condensed consolidated statements of operations. In addition, the Company received payment for the remaining amount due for transition services.

     Under SFAS No. 144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the Company’s condensed consolidated balance sheet and statement of operations for all periods presented.

     Assets and liabilities related to discontinued operations were as follows:

	September 30,	December 31,
	2003	2002

	(In thousands)
	(Unaudited)
Accounts receivable, net	$752	$15,892
Other current assets	349	2,002

Current assets of discontinued operations	$1,101	$17,894

Property, plant and equipment, net	$1,247	$54,747
Other long-term assets	6	11,062

Non-current assets of discontinued operations	$1,253	$65,809

Accounts payable	$1,015	$7,733
Other current liabilities	602	4,314

Current liabilities of discontinued operations	$1,617	$12,047

Closure and remediation reserves	$424	$6,209
Other noncurrent liabilities	—	4,110

Non-current liabilities of discontinued operations	$424	$10,319

     Revenues, interest expense and pre-tax loss related to discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
	(Unaudited)
Revenue	$8,328	$28,879	$52,529	$88,146
Interest expense	424	1,029	2,969	3,086
Pre-tax loss	(2,361)	(12,625)	(95)	(6,606)

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     Subsequent to September 30, 2003, the Company sold the Northern A-1, Gateway Terminal Services and National Solvent Exchange businesses in its Commercial Wastewater Division for $7.4 million. The proceeds from these transactions were used to reduce the outstanding indebtedness under the Company’s credit facility and pay transaction expenses. The results of operations and assets and liabilities of these businesses will be reclassified to discontinued operations in future reporting periods.

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

     The Company processes and disposes both hazardous and nonhazardous waste. With respect to the Company’s facilities that process nonhazardous waste, an asset retirement obligation was not deemed necessary due to the minimal requirements to close and clean up the facilities; however, for the facilities that process hazardous waste, an asset retirement obligation was established in accordance with SFAS No. 143 due to the costs necessary to close and clean up these facilities. The cost of retiring a hazardous waste facility typically includes the cost of cleaning the facility or dismantling the facility and hauling the debris to a hazardous waste landfill. Sampling and analytical costs would also be incurred. Historically, the Company recorded the gross estimated retirement costs of its facilities. During the first quarter of 2003, the Company recognized $2.7 million of income as a result of adoption of SFAS No. 143 (this recognition included the Oilfield Division which was sold to ERP Environmental effective July 31, 2003). The income recognized at adoption was reflected as a cumulative effect of change in accounting principle in the first quarter 2003 statement of operations. The Company’s asset retirement obligations are included within the closure reserves, net of current portion, on the condensed consolidated balance sheet. See the table below for a detail of the Company’s asset retirement obligations (in thousands, unaudited):

Balance at January 1, 2003	$2,937
Cumulative effect of change in accounting principle	(2,708)
Long-lived assets	67
2003 accretion	14
Sale to ERP Environmental	(148)

Balance at September 30, 2003	$162

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

SFAS No. 148

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based methods of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company continues to apply the rules for stock-based compensation contained in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method. The pro forma effect on net loss and loss per share of the fair value based method of accounting for stock-based compensation as required by SFAS No. 123 and SFAS No. 148 is disclosed below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

		(In thousands)
		(Unaudited)
Net loss:	As reported	$(17,485)	$(50,278)	$(22,734)	$(136,717)
	Deduct: Total stock-based employee compensation expense (1)	20	(78)	(127)	(352)

	Pro forma	$(17,465)	$(50,356)	$(22,861)	$(137,069)
Basic and diluted loss per share:	As reported	$(1.08)	$(3.12)	$(1.40)	$(8.51)
	Pro forma	(1.08)	(3.13)	(1.41)	(8.53)

(1) The total stock-based employee compensation expense was determined under the fair value based method for all awards, net of related tax effects.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     The effects of applying SFAS No. 123 in the disclosure may not be indicative of future amounts.

FIN No. 45

     In November 2002, FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued to elaborate on the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has made. As set forth in the Interpretation, the disclosures required are designed to improve the transparency of the financial statement information about the guarantor’s obligations and liquidity risks related to guarantees. The fair values of guarantees entered into after December 31, 2002 must be recorded as a liability of the guarantor in its financial statements. Existing guarantees as of December 31, 2002 are grandfathered from the recognition provisions, unless they are later modified, but they must still be disclosed. The disclosure requirements are effective for periods ending after December 15, 2002. The Company did not make any new guarantees during the nine months ending September 30, 2003. The table below sets forth the estimated fair value of the Company’s guarantees as of September 30, 2003 (in thousands, unaudited):

	Less than	1-2	2-3	3-4	4-5
	1 year	years	years	years	years	Thereafter	Total

Guarantee of Subsidiary Obligation	$161	$36	$—	$—	$—	$—	$197
Guarantee of Subsidiary Operating Leases	57	59	60	62	64	269	571
Guarantee of Lease Residual	145	—	—	—	—	—	145

Total Guarantees	$363	$95	$60	$62	$64	$269	$913

     The Company believes the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these guarantees is remote. The fair value of the Company’s guarantees of subsidiary obligations are recorded in accrued liabilities. The fair value of the Company’s guarantees of subsidiary operating leases and lease residuals are reflected in the Company’s operating lease obligations.

FIN No. 46

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51”. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. The guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, on October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN 46. Pursuant to this deferral, the Company must complete its evaluation of VIEs that existed prior to February 1, 2003, and the consolidation of those for which it is the primary beneficiary for financial statements issued for the first period ending after December 15,2003. Consolidation of previously existing VIEs will be required in the Company’s December 31, 2003 financial statements. The Company is continuing to evaluate the impact, if any, FIN 46 may have on its consolidated financial statements; however, it does not believe that it has any VIEs.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

7. INVENTORIES:

     Inventories are stated at the lower of cost or market and at September 30, 2003 and December 31, 2002, consisted of processed by-products of $0.5 million and $0.3 million, respectively, and unprocessed by-products of $0.1 million and $0.2 million, respectively. Cost is determined using the first-in, first-out method.

8. DEPRECIATION AND AMORTIZATION EXPENSES:

     Depreciation and amortization expenses of continuing operations are aggregated for financial reporting purposes and excluded from operating expenses and selling, general and administrative expenses in the condensed consolidated statements of operations. Had the expenses been allocated, the expenses would have been attributed to each expense category as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)
	(Unaudited)
Operating expenses	$1,104	$1,127	$3,394	$3,473
Selling, general and administrative expenses	206	352	881	1,047
Amortization expenses	7	10	18	32

Total depreciation and amortization	$1,317	$1,489	$4,293	$4,552

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

	(In thousands, except share data)
	(Unaudited)
Numerator:
For basic and diluted earnings per share -
Net loss available to common stockholders	$(17,485)	$(50,278)	$(22,734)	$(136,717)

Denominator:
For basic and diluted earnings per share -
Weighted average shares	16,233,149	16,091,003	16,227,086	16,073,560

     For the periods presented, the weighted average diluted shares outstanding exclude over 2 million stock options and warrants, the majority of which were not in the money, because the Company had a loss for the periods.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

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

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, the Company made demand on its insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and its named representatives. National Union declined to defend the Company and its named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under the Company’s insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or its named representatives in the consolidated action. The Company has appealed the court’s ruling. All parties have filed briefs in the appeal and oral argument is currently scheduled for January 5, 2004. As noted above, proceedings in the consolidated action will continue to be suspended pending the outcome of the Company’s appeal.

     In December 2003, the Company agreed to settle the various claims asserted in the lawsuit that Parallel Products filed against the Company in 2000. The settlement will not have a material adverse effect on the Company’s business, results of operations or financial condition.

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies (“Reliance”) provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that the Company acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, the Company established a reserve to cover the estimated costs to satisfy its obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and the Company made payments totaling $0.8 million during the nine months ended September 30, 2003. The Company has committed to making additional payments of $0.2 million during the remainder of 2003 and $0.7 million in 2004. After reviewing the remaining known claims and considering the payments made, the reserve was $2.7 million at September 30, 2003 (see Note 4). The Company believes that the reserve is sufficient to satisfy its obligations with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that the Company’s actual costs will not exceed the amount reserved.

     As previously announced, during the third quarter of 2003, Earl Blackwell, the former Chief Financial Officer of the Company, obtained a $1.1 million arbitration award against the Company. After attempts to vacate the arbitrator’s award were unsuccessful, in October 2003, the Company entered into a settlement agreement with Mr. Blackwell. Under the terms of the settlement agreement, the Company made payments to Mr. Blackwell totaling $650,000 in the fourth quarter of 2003 and has committed to a final $100,000 payment in January 2004. This settlement was accrued in the second quarter of 2003.

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

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

financial statements in one or more future periods. The Company intends to defend itself vigorously in all the above matters.

     The Company is involved in various other legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial statements.

11. SEGMENT INFORMATION:

     The Company’s reporting is organized into two divisions – the Commercial Wastewater Division and the Industrial Wastewater Division. See Note 1 for a description of the operations of each division. The Company’s corporate division consists primarily of overhead, such as salaries, benefits, professional fees and interest expense. On July 31, 2003, the Company sold its Oilfield Waste Division, its Beverage Division and its Romic Environmental Technologies business, which was previously included in the Industrial Wastewater Division, to ERP Environmental. See Note 5 for a further description of the sale. The following is a summary of key business segment information:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands)
		(Unaudited)
Revenues-
Industrial Wastewater	$7,325	$6,233	$20,848	$18,841
Commercial Wastewater	10,363	13,334	32,353	37,103

Total	$17,688	$19,567	$53,201	$55,944

Loss from continuing operations before income taxes and cumulative effect of change in accounting principle -
Industrial Wastewater	$(5,270)	$(14,166)	$(4,499)	$(13,748)
Commercial Wastewater	(5,214)	(16,715)	(4,419)	(14,508)
Corporate	(4,438)	(6,811)	(16,160)	(12,915)

Total	$(14,922)	$(37,692)	$(25,078)	$(41,171)

Depreciation and amortization expense-
Industrial Wastewater	$442	$417	$1,356	$1,258
Commercial Wastewater	685	739	2,101	2,309
Corporate	190	333	836	985

Total	$1,317	$1,489	$4,293	$4,552

Capital expenditures-
Industrial Wastewater	$190	$308	$449	$387
Commercial Wastewater	38	511	147	1,257
Corporate	3	44	28	554
Discontinued Operations	116	690	1,006	3,155

Total	$347	$1,553	$1,630	$5,353

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	September 30,	December 31,
	2003	2002

	(In thousands)
	(Unaudited)
Identifiable Assets-
Industrial Wastewater	$17,143	$22,523
Commercial Wastewater	18,913	40,081
Corporate	7,673	6,704
Discontinued Operations	2,354	83,703

Total	$46,083	$153,011

The following should be noted in comparing the segment data set forth above:

•	During the third quarter of 2003, the Company recognized an asset impairment charge of $12.0 million. $5.9 million was a charge to the Industrial Wastewater Division, $5.7 million was a charge to the Commercial Wastewater Division and $0.4 million was a charge to Corporate. See Note 4.

•	During the third quarter of 2002, the Company recognized an asset impairment charge of $35.4 million. $16.6 million was a charge to the Industrial Wastewater Division and $18.8 million was a charge to the Commercial Wastewater Division.

•	During the second quarter of 2003, the Company wrote off $2.6 million of previously deferred financing costs incurred in connection with its financing efforts. This charge was a corporate expense.

•	During the nine months ended September 30, 2003, the Company recorded $2.4 million of severance as a corporate expense compared to $1.0 million in the prior year period.

•	In the third quarter of 2002, $2.15 million was received in connection with the Company’s settlement of an insurance claim as a result of the temporary closing of its Detroit facility in August 1999. This receipt was income to the Industrial Wastewater Division. See Note 4.

12.     RESTATEMENT OF FINANCIAL STATEMENTS:

     On April 29, 2003, the Company announced that, due to improper recording of job costs and certain other items at one of its business units, the Company would restate its results of operations for the years ended December 31, 2002, 2001 and 2000. Refer to Note 23 in the Company’s Form 10-K/A for a detail of the restatement for the respective years. See table below for a detail of the restatement of continuing operations for the three and nine months ended September 30, 2002:

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	For the Three Months Ended September 30, 2002

	As	Less	Adjustments
	Previously	Discontinued	for
	Reported	Operations	Restatement	As Restated

	(In thousands)
	(Unaudited)
Revenues	$48,368	$28,879	$78	$19,567
Operating expenses	36,914	20,460	29	16,483

Operating margin	11,454	8,419	49	3,084
Depreciation and amortization	3,507	2,018	—	1,489
Selling, general and administrative expenses	6,859	2,044	—	4,815
Asset impairment	51,050	15,663	—	35,387
Special expense (income)	(1,840)	310	—	(2,150)

Income (loss) from operations	(48,122)	(11,616)	49	(36,457)
Interest expense	2,255	1,029	—	1,226
Other expense (income), net	(11)	(20)	—	9

Income (loss) from continuing operations before cumulative effect of change in accounting principle and income taxes	(50,366)	(12,625)	49	(37,692)
Provision (benefit) for income taxes	(3,893)	(1,109)	674	(2,110)

Loss from continuing operations	(46,473)	(11,516)	(625)	(35,582)

Loss from discontinued operations before income taxes	—	12,625	—	(12,625)
Provision (benefit) for income taxes	—	1,109	—	(1,109)

Loss from discontinued operations	—	11,516	—	(11,516)

Cumulative effect of change in accounting principle	(3,774)	—	(594)	(3,180)

Net loss	$(50,247)	$—	$(31)	$(50,278)

Basic and diluted loss per common share:
Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(2.89)			$(2.21)
Discontinued operations	—			(0.71)
Cumulative effect of change in accounting principle	(0.23)			(0.20)

Basic and diluted loss per share	$(3.12)			$(3.12)

U S LIQUIDS INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	For the Nine Months Ended September 30, 2002

	As	Less	Adjustments
	Previously	Discontinued	for
	Reported	Operations	Restatement	As Restated

	(In thousands)
	(Unaudited)
Revenues	$143,952	$88,146	$138	$55,944
Operating expenses	104,166	60,799	323	43,690

Operating margin	39,786	27,347	(185)	12,254
Depreciation and amortization	11,040	6,488	—	4,552
Selling, general and administrative expenses	20,423	7,616	—	12,807
Asset impairment	51,050	15,663	—	35,387
Special income	(1,178)	1,082	—	(2,260)

Loss from operations	(41,549)	(3,502)	(185)	(38,232)
Interest expense	6,187	3,086	—	3,101
Other expense (income), net	(44)	18	(100)	(162)

Loss from continuing operations before cumulative effect of change in accounting principle and income taxes	(47,692)	(6,606)	(85)	(41,171)
Provision (benefit) for income taxes	(2,690)	509	627	(2,572)

Loss from continuing operations	(45,002)	(7,115)	(712)	(38,599)

Loss from discontinued operations before income taxes	—	6,606	—	(6,606)
Provision (benefit) for income taxes	—	(509)	—	509

Loss from discontinued operations	—	7,115	—	(7,115)

Cumulative effect of change in accounting principle	(91,003)	—	—	(91,003)

Net loss	$(136,005)	$—	$(712)	$(136,717)

Basic and diluted loss per common share:
Basic and diluted loss per common share from continuing operations before cumulative effect of change in accounting principle	$(2.80)			$(2.40)
Discontinued operations	—			(0.45)
Cumulative effect of change in accounting principle	(5.66)			(5.66)

Basic and diluted loss per share	$(8.46)			$(8.51)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

     As discussed in Note 12 to the unaudited condensed consolidated financial statements, the Company’s financial statements for the three and nine months ended September 30, 2002 have been restated. The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to that restatement.

Overview

     We are a provider of waste management services, including collection, processing, recovery and disposal services. We operate two divisions – the Commercial Wastewater Division and the Industrial Wastewater Division. The Commercial Wastewater Division provides a variety of environmental services and collects, processes and disposes of various types of nonhazardous liquid waste. The Industrial Wastewater Division collects, processes and disposes of hazardous and nonhazardous liquid waste such as household hazardous wastes and industrial wastewater.

          On July 31, 2003, we sold our Oilfield Waste Division, our Beverage Division and our Romic Environmental Technologies business to ERP Environmental Services, Inc. (“ERP Environmental”) for total proceeds of $68.0 million. From these proceeds, and with the approval of our senior lenders, $59.7 million was used to reduce our debt balance, $1.9 million was used to pay deferred interest and fees due on our credit facility, $2.1 million was used to pay various transaction expenses and $2.3 million was used to establish a fund for severance of employees as the Company is restructured. In addition, an escrow of $2.0 million was established from the proceeds pending the determination of the final purchase price, which was subject to adjustment based upon the net worth of the sold businesses on the closing date. As a result of the determination of the net worth of the businesses sold, the purchase price was reduced by $3.5 million. Accordingly, the escrowed funds were returned to ERP Environmental, we sold certain software to ERP Environmental for $0.3 million, we recorded a note payable to ERP Environmental of $1.2 million and recognized a loss of $1.6 million on the sale. In addition, we received payment for the remaining amounts due for transition services. We also sold our Waste Stream Environmental business in the third quarter of 2003 and the remaining portions of our Northeast operations in the first quarter of 2003.

     On November 6, 2002, we completed the sale of substantially all of our Texas businesses in the Commercial Wastewater Division. The transaction, structured as an asset sale, included businesses principally involved in the collection and processing of grease and grit trap waste, commercial wastewater treatment and field services in Houston, Dallas and San Antonio, Texas. During the fourth quarter of 2002, the Company decided to divest of or suspend certain operations at several non-core and underperforming businesses in the Commercial Wastewater Division. Some operations were divested of or suspended during the fourth quarter of 2002. Under Statement of Financial Accounting Standards (“SFAS”) No. 144, the assets, liabilities and operating results of the businesses sold and the divested/suspended operations have been restated and presented separately as discontinued operations in both the condensed consolidated balance sheet and statement of operations for all periods presented.

     The Commercial Wastewater Division generated $10.4 million, or 58.6%, of our revenues from continuing operations for the quarter ended September 30, 2003. This Division derives revenues from fees received for collecting, processing and disposing of nonhazardous liquid waste and providing other environmental services. Collection and processing fees charged to customers vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

     The Industrial Wastewater Division generated $7.3 million, or 41.4%, of our revenues from continuing operations for the quarter ended September 30, 2003. This Division derives revenues from fees charged to customers for collecting, processing and disposing of hazardous and nonhazardous liquid waste such as household hazardous wastes and industrial wastewater. The fees charged for processing and disposing of hazardous waste vary significantly depending upon the constituents of the waste. Collection and processing fees charged with respect to nonhazardous liquid waste vary according to the constituents of the waste, expenses associated with processing the waste and competitive factors.

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

Critical Accounting Policies

     In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the accounting principles which we believe are most critical to our reported financial status by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, processing expenses, closure reserves, assessment of goodwill impairment, allowance for doubtful accounts, income taxes and self-insurance.

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

     Closure and Remediation Reserves. Our closure reserves represent accruals for the total estimated costs associated with the ultimate closure of our hazardous waste facilities, including costs of decommissioning, statutory monitoring costs and incremental direct administrative costs required during the closure and subsequent postclosure periods. Effective January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. In the first quarter of each year, the fair value of the liability for the asset retirement obligation will be analyzed and reviewed for reasonableness based on the estimated lives of the respective facility, risk-free interest rate and inflation factors.

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

Results of Operations

   Three Months Ended September 30, 2003 and 2002

     Revenues. Revenues for the quarter ended September 30, 2003 decreased $1.9 million, or 9.6%, from $19.6 million for the quarter ended September 30, 2002 to $17.7 million for the quarter ended September 30, 2003.

     The Commercial Wastewater Division contributed $10.4 million, or 58.6%, of third quarter 2003 revenues and $13.3 million, or 68.1%, of third quarter 2002 revenues. The decrease was primarily a result of decreased revenues of $2.1 million at our Northern A-1 location due to a large government project in the prior year quarter and overall decreased volumes.

     The Industrial Wastewater Division contributed $7.3 million, or 41.4%, of third quarter 2003 revenues and $6.2 million, or 31.9%, of third quarter 2002 revenues. The Industrial Wastewater Division’s revenues increased $1.1 million, or 17.5%, primarily due to increased revenues at our Florida and Georgia facilities as a result of new customer contracts.

     Operating Expenses. Operating expenses decreased $2.3 million, or 14.1%, from $16.5 million for the quarter ended September 30, 2002 to $14.2 million for the quarter ended September 30, 2003. As a percentage of revenues, operating expenses decreased from 84.2% in the third quarter 2002 to 80.0% in the third quarter 2003. The decrease was primarily a result of operating improvements in our Industrial Wastewater Division, primarily at our Detroit facility, partially offset by increased margins in our Commercial Wastewater Division.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $0.2 million, or 11.6%, from $1.5 million for the quarter ended September 30, 2002 to $1.3 million for the quarter ended September 30, 2003. As a percentage of revenues, depreciation and amortization expenses decreased from 7.6% in the third quarter 2002 to 7.4% in the third quarter 2003.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $0.9 million, or 18.6%, from $4.8 million for the quarter ended September 30, 2002 to $3.9 million for the quarter ended September 30, 2003. The decrease was primarily a result of decreased salaries, benefits and professional fees. As a percentage of revenues, selling, general and administrative expenses decreased from 24.6% in the third quarter 2002 to 22.2% in the third quarter 2003.

     Asset Impairment. During the third quarter of 2003, impairment indicators arose prompting us to perform the impairment test on our long-term assets as dictated by SFAS No. 144. As a result of our review, we recorded a charge of $12.0 million as of September 30, 2003. During the third quarter of 2002, several goodwill impairment indicators arose prompting us to perform the impairment test dictated by SFAS No. 142. Based on the results of our review, we recorded a charge of $35.4 million as of September 30, 2002.

     Special Income. Special income in the third quarter of 2002 was recorded in connection with insurance proceeds of $2.1 million received from a claim filed as a result of the temporary closing of our Detroit facility in August 1999.

     Interest Expense and Other Income, net. Interest expense and other income, net was $1.2 million for the quarters ended September 30, 2003 and 2002. Lower debt levels resulted in decreased interest expense that was offset by increased interest rates.

     Income Taxes. The provision for income taxes for the quarter ended September 30, 2003 was $40,000 compared to a benefit of $2.1 million for the quarter ended September 30, 2002. The significant benefit in the prior year quarter was primarily a result of the release of valuation allowance on net operating losses due to tax law changes, resulting in the recognition of a benefit carryback claim filed by the Company.

   Nine Months Ended September 30, 2003 and 2002

     Revenues. Revenues for the nine months ended September 30, 2003 decreased $2.7 million, or 4.9%, from $55.9 million for the nine months ended September 30, 2002 to $53.2 million for the nine months ended September 30, 2003.

     The Commercial Wastewater Division contributed $32.4 million, or 60.8%, and $37.1 million, or 66.3%, of revenues for the nine months ended September 30, 2003 and 2002, respectively. The decrease was primarily a result of decreased revenues of $3.7 million at our Northern A-1 location due to a large government project in the prior year and overall decreased volumes. In addition, revenues decreased approximately $1.0 million due to the transfer of assets from the Commercial Wastewater Division to the Industrial Wastewater Division (note corresponding increase below).

     The Industrial Wastewater Division contributed $20.8 million, or 39.2%, and $18.8 million, or 33.7%, of revenues for the nine months ended September 30, 2003 and 2002, respectively. The Industrial Wastewater Division’s revenues increased $2.0 million, or 10.7%, primarily due to increased revenues at our Florida facility and a new customer contract which generated $1.7 million in revenues. There was also an increase as a result of the transfer of certain assets previously accounted for in the Commercial Wastewater Division. These increases were offset by a slight decrease at our Detroit facility.

     Operating Expenses. Operating expenses decreased $0.7 million, or 1.6%, from $43.7 million for the nine months ended September 30, 2002 to $43.0 million for the nine months ended September 30, 2003. As a percentage of revenues, operating expenses increased from 78.1% for the nine months ended September 30, 2002 to 80.8% for the nine months ended September 30, 2003. Operating margins in both our Commercial Wastewater Division and our Industrial Wastewater Division were lower as a result of deteriorating market conditions and operating costs not declining in relation to our revenue decrease.

     Depreciation and Amortization. Depreciation and amortization expenses decreased $0.3 million, or 5.7%, from $4.6 million for the nine months ended September 30, 2002 to $4.3 million for the nine months ended September 30, 2003. As a percentage of revenues, depreciation and amortization remained the same at 8.1% for the nine months ended September 30, 2003 and 2002.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.1 million, or 16.2%, from $12.8 million for the nine months ended September 30, 2002 to $14.9 million for the nine months ended September 30, 2003. The increase was a result of the write-off of $2.6 million of professional fees incurred in connection with our efforts to refinance the Company and an increase in severance expense of $1.4 million primarily relating to the amount awarded to our former Chief Financial Officer in his arbitration proceeding and severance associated with the downsizing of our corporate office. These increases were offset by decreased salaries and benefits of $0.7 million and decreased bad debt expense of approximately $0.5 million. As a percentage of revenues, selling, general and administrative expenses increased from 22.9% for the nine months ended September 30, 2002 to 28.0% for the nine months ended September 30, 2003.

     Special Income. Special income in the nine months ended September 30, 2003 was a result of an adjustment made to our Reliance liquidation reserve. Reliance Insurance Company provided casualty insurance coverage for the Company. In October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania. During the fourth quarter of 2001, an initial reserve of $3.5 million was established for any claims or lawsuits asserted against the Company for which insurance coverage was to be provided by Reliance and that were not resolved prior to Reliance being placed into liquidation. Subsequent adjustments are made to the reserve based on certain settled obligations and known claims. During the nine months ended September 30, 2003, as a result of a review of potential claims and related costs, the reserve was reduced by $0.4 million resulting in special income of a like amount.

     Special income during the nine months ended September 30, 2002 was recorded in connection with special charges recorded in December 2000 for an accrual to cover the cost of disposing of certain waste located at our former Re-Claim Louisiana facility. Based on an analysis of the remaining liability and the waste left to be processed as of June 30, 2002, it was determined that we were overaccrued by approximately $0.1 million, resulting in special income of a like amount. In addition, special income in the third quarter of 2002 was recorded in connection with insurance proceeds received of $2.1 million from a claim filed as a result of the temporary closing of our Detroit facility in August 1999.

     Interest Expense and Other Income, net. Interest expense and other income, net increased $1.5 million, or 48.4%, from $3.1 million for the nine months ended September 30, 2002 to $4.6 million for the nine months ended September 30, 2003. This increase resulted from higher interest rates and related financial fees on the Company’s credit facility.

     Income Taxes. The provision for income taxes for the nine months ended September 30, 2003 was $75,000 compared to a benefit of $2.6 million for the nine months ended September 30, 2002. The significant benefit in the prior year was primarily a result of the release of valuation allowance on net operating losses due to tax law changes, resulting in the recognition of a benefit carryback claim filed by the Company.

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

     As of September 30, 2003 and December 10, 2003, we had outstanding borrowings of $19.8 million and $13.1 million, respectively, under our revolving credit facility. Letters of credit under the credit facility totaled $6.7 million as of September 30, 2003 and December 10, 2003. Advances under the credit facility currently bear interest at the prime rate plus 4.0%. As of September 30, 2003 and December 10, 2003, amounts outstanding under the credit facility were accruing interest at approximately 8.0%, excluding amortization of financing costs. As of December 10, 2003, the unused portion of the credit facility was $1.4 million, none of which was available without the prior consent of our lenders.

     During the first quarter of 2003, the terms of our credit facility were amended to change certain financial covenants, add additional weekly and monthly financial covenants, and to make various enhancements to the collateral documentation securing the loans. The amendment also required that we take certain steps to reduce our leverage, including the sale of one or more businesses that generated in 2002 or were expected to generate in 2003 at least $3.0 million in aggregate earnings before deduction of interest, taxes, depreciation and amortization. In exchange, the maturity date of the credit facility was extended to July 31, 2003, previously scheduled loan commitment reductions were eliminated, and, subject to weekly restrictions, availability under the credit facility was increased by approximately $3.5 million during the months of April through July 2003.

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

     In August 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to November 30, 2003, (2) modify certain financial covenants, and (3) reduce the commitment amount.

     In November 2003, the terms of the credit facility were further amended to (1) extend the maturity date of the credit facility to February 2, 2004, (2) renew until March 31, 2004 approximately $6.7 million of letters of credit issued on our behalf, (3) modify certain financial covenants, (4) reduce the commitment amount, and (5) approve certain asset sales.

     In December 2003, the terms of the credit facility were further amended to modify certain financial covenants and approve certain asset sales.

     The debt outstanding under the credit facility may be accelerated by the lenders if, among other things, a change in control of the Company occurs or certain individuals cease to serve as an executive officer of the Company and are not replaced within sixty days by an individual reasonably satisfactory to the lenders. On July 31, 2003, Cary Grossman resigned his position as our Chief Financial Officer to assume the position of Chief Executive Officer of ERP Environmental (see Note 5 to our unaudited condensed consolidated financial statements). Mr. Grossman’s departure will result in an event of default unless he is replaced on or before February 2, 2004 by an individual reasonably satisfactory to the lenders.

     To address our liquidity problems, during the second half of 2002, we engaged a financial advisor to focus on financial restructuring plans, implemented cost cutting measures such as reductions in workforce, sold substantially all of the Texas operations in the Commercial Wastewater Division and used a substantial portion of the proceeds therefrom to reduce outstanding debt, and identified for sale or closure several additional underperforming businesses. During the first six months of 2003, we continued to evaluate our mix of business units, and we sold the Northeast operations in the Commercial Wastewater Division and used the proceeds therefrom to reduce debt and pay transaction expenses. During the third quarter of 2003, we sold our Waste Stream Environmental business.

     On July 31, 2003, we sold our Oilfield Waste Division, our Beverage Division and our Romic Environmental Technologies business (see Note 5) for total proceeds of $68.0 million. From these proceeds, and with the approval of our senior lenders, $59.7 million was used to reduce our debt balance, $1.9 million was used to pay deferred interest and fees due on our credit facility, $2.1 million was used to pay various transaction expenses and $2.3 million was used to establish a fund for severance of employees as the Company is restructured. In addition, an escrow of $2.0 million was established from the proceeds pending the determination of the final purchase price, which was subject to adjustment based upon the net worth of the sold businesses on the closing date. As a result of the determination of the net worth of the businesses sold, the purchase price was reduced by $3.5 million. Accordingly, the escrowed funds were returned to ERP Environmental, we sold certain software to ERP Environmental for $0.3 million, we recorded a note payable to ERP Environmental of $1.2 million and recognized a loss of $1.6 million on the sale. In addition, we received payment for the remaining amounts due for transition services.

     Since September 30, 2003, we have sold our Northern A-1, Gateway Terminal Services and National Solvent Exchange businesses for $7.4 million and used the proceeds to reduce debt and pay transaction expenses. As of the date of this report, we are in various stages of negotiations to sell substantially all of our remaining business units to reduce our indebtedness. With the assistance of our financial advisors, we have continued to evaluate the viability of the Company after each business unit sale. However, to date, we have not been able to develop a business plan that we believe will support our remaining debt and reduced corporate overhead. As a result, we may be forced to liquidate the Company either through bankruptcy or an orderly wind down of operations. Although we are in negotiations with third parties for the sale of substantially all remaining business units, there can be no assurance that any further sale transactions will be successfully consummated or that the proceeds will be adequate to satisfy our indebtedness. We believe that a complete liquidation of the Company would result in no return to shareholders.

     In November 2003, the American Stock Exchange (“Amex” or “Exchange”) notified us that the Company was no longer in compliance with the Exchange’s listing standards due to the substantial impairment of our financial condition. As a result, the Amex notified us that it intended to proceed with the filing of an application with the SEC to delist and deregister our common stock from the Exchange. We did not appeal the Exchange’s determination. The Exchange suspended trading in our common stock on December 10, 2003 and is proceeding with the delisting. Our shares now trade on the over-the-counter “Pink Sheets.”

     The report issued by our auditors on our December 31, 2002 financial statements stated that the working capital deficit caused by the close proximity of the maturity of the revolving credit facility, and the recent lack of compliance with the credit facility, raised substantial doubt about our ability to continue as a going concern. Notwithstanding this statement, the condensed consolidated financial statements have been prepared on a basis which assumes that we will continue as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not include any adjustments that might result if our underlying assumptions prove to be incorrect.

   Operating Cash Flows

     Cash flows from operating activities were a use of cash of $8.6 million and a provision of cash of $11.4 million for the nine months ended September 30, 2003 and 2002, respectively. Cash flows from operating activities for the nine months ended September 30, 2003 were negatively impacted by costs related to our refinancing efforts and the $2.7 million expended for our finite risk-bonding program. We had negative net working capital of $25.6 million at September 30, 2003, compared to negative net working capital of $75.9 million at December 31, 2002. This improvement in net working capital was primarily due to the pay-down of debt as a result of the sale of businesses to ERP Environmental.

     At September 30, 2003, we had a $0.3 million reserve to provide for the cost of future closures of facilities. The amount of this unfunded reserve is primarily based on the estimated total cost to close the facilities as calculated in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted SFAS No. 143 in January 2003. This standard addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and associated costs. SFAS No. 143 requires that the discounted fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Historically, we had recorded the gross estimated retirement obligation. During the first quarter, we recognized $2.7 million of income as a result of adoption of SFAS No. 143.

     In addition, regulatory agencies require us to post financial assurance to assure that when a facility is closed, all waste at the facility will be treated and the facility will be closed appropriately. As of September 30, 2003, we had in place a total of $2.6 million of financial assurance in the form of letters of credit and bonds to provide for the cost of future closings of facilities.

     At September 30, 2003, we also had a $2.7 million unfunded reserve for the payment of insurance claims that will not be covered by Reliance Insurance Company, our former insurance carrier that was placed into liquidation. Certain of these insurance claims have been resolved and we have committed to making payments of $0.3 million during the remainder of 2003 and $0.7 million in 2004. Additional payments above these commitments may be required but are unknown at this time.

     In October 2002, U S Liquids of Detroit, Inc., one of our subsidiaries, entered into an agreement with the U.S. Attorney in Detroit resolving the investigation of our Detroit facility that was commenced by the Environmental Protection Agency (“EPA”) and the Federal Bureau of Investigation in August 1999. Under the terms of the agreement, we agreed to pay penalties and other charges totaling $5.5 million over five years. $500,000 was paid in the third quarter of 2003 and $250,000 was paid in each of October and November 2003.

     Many of our customers require us to post performance bonds to secure our performance under the terms of a contract and to guarantee that we will pay subcontractors and vendors. We are also required to provide financial assurance in order to obtain or renew operating permits and to guarantee that our permitted facilities will be closed in accordance with applicable law. We establish financial assurance for these matters in different ways, depending on the jurisdiction, including letters of credit, surety bonds, trust agreements and traditional insurance. The market for financial assurance is tightening and due to our current financial condition there can be no assurance that we will be able to continue to obtain financial assurance on commercially reasonable terms without providing additional collateral, which collateral may not be available. Continued availability of such financial assurance in sufficient amounts at acceptable rates is a vital aspect of our ongoing operations, and our failure to obtain any such financial assurance would have a material adverse effect on our business, results of operations and financial condition. In 2003, we obtained and have made the initial payments on a ten-year finite risk bonding program which provides up to $3.7 million toward potential closure obligations at our facilities, as well as up to $11.3 million of performance and permit bonding capacity. Management believes that this program will satisfy all of our bonding needs for the foreseeable future but there can be no assurance that it will be sufficient to satisfy all of our future bonding needs.

     Operating cash flows for the remainder of 2003 are expected to be negative. We expect to fund most of the shortfall with our cash reserves, but we will also need to sell operating assets and/or borrow additional amounts on our credit facility, neither of which can be assured. At this time, we cannot borrow any additional funds under our credit facility or retain the proceeds from asset sales without the consent of our lenders. In addition, management is taking steps to reduce corporate staff in order to improve operating cash flows.

   Investing Activities

     Capital expenditures during the nine months ended September 30, 2003 were $1.6 million and for the remainder of the year are expected to be approximately $0.4 million. The majority of the capital expenditures were in our Oilfield Waste Division for operating equipment and in our Beverage Division for plant improvements prior to the sale at July 31, 2003. The majority of the capital expenditures for the remainder of the year are for environmental compliance and plant improvements in our Industrial Wastewater Division.

   Financing Activities

     At September 30, 2003, approximately $21.3 million of principal payments on debt obligations were payable during the next twelve months. These payments are expected to be funded from asset sale proceeds.

     Our future contractual obligations, including discontinued operations, are as follows:

Contractual	Less than
Obligations:	1 year	1 –2 years	2 –3 years	3 –4 years	4 –5 years	Thereafter	Total

Debt and Capital Lease Obligations	$21,278	$435	$408	$—	$—	$1,223	$23,344
Operating Lease Obligations	1,291	1,105	954	746	419	1,337	5,852
Finite Risk Bonding Program	413	103	103	103	72	144	938
Detroit Settlement Agreement	1,500	—	—	—	—	—	1,500
Reliance Insolvency Obligations	574	242	—	—	—	—	816
Severance Obligations	3,164	434	—	—	—	—	3,598

Totals	$28,220	$2,319	$1,465	$849	$491	$2,704	$36,048

     Our other commercial commitments expire as follows:

Other Commercial	Less than
Commitments:	1 year	1 –2 years	2 –3 years	3 –4 years	4 –5 years	Thereafter	Total

Standby Letters of Credit	$6,742	$—	$—	$253	$—	$—	$6,995
Performance Bonds (1)	7,063	2	—	—	—	—	7,065

Totals	$13,805	$2	$—	$253	$—	$—	$14,060

(1)  Consists of short-term bonds securing our performance under the terms of certain contracts with certain of our customers.

New Accounting Pronouncements

     In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities- An Interpretation of Accounting Research Bulletin 51”. FIN 46 addresses consolidation by business enterprises of variable interest entities (“VIEs”) and the primary objective is to provide guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights; such entities are known as VIEs. FIN 46 requires an entity to consolidate a VIE if the entity has a variable interest (or combination of variable interests) that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur or both. The guidance applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. However, on October 8, 2003, the FASB decided to grant a broader deferral of the implementation of FIN 46. Pursuant to this deferral, we must complete our evaluation of VIEs that existed prior to February 1, 2003, and the consolidation of those for which we are the primary beneficiary for financial statements issued for the first period ending after December 15,2003. Consolidation of previously existing VIEs will be required in our December 31, 2003 financial statements. We are continuing to evaluate the impact, if any, FIN 46 may have on our consolidated financial statements; however, we do not believe that we have any VIEs.

     During May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during the second quarter of 2003 and adoption did not have an impact on our operating results or financial position.

Forward Looking Statements

     Our business, financial condition, results of operations, cash flows and prospects, and the prevailing market price and performance of our common stock, may be adversely affected by a number of factors, including the matters discussed below and in “Factors Influencing Future Results and Accuracy of Forward Looking Statements” included in Part I, Item 1, of our Annual Report on Form 10-K/A for the year ended December 31, 2002. Certain statements and information set forth herein, as well as other written or oral statements made from time to time by the Company or its authorized executive officers, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend for our forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and we set forth this statement and these risk factors in order to comply with such safe harbor provisions. It should be noted that our forward-looking statements speak only as of the date of this report or when made and we undertake no duty or obligation to update or revise our forward-looking statements, whether as a result of new information, future events or otherwise. Although we believe that the expectations, plans, intentions and projections reflected in our forward-looking statements are reasonable, such statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The risks, uncertainties and other factors that our stockholders and prospective investors should consider include, but are not limited to, the following:

•	our ability to extend the term of our credit facility or obtain an alternative source of financing by February 2, 2004;

•	our ability to continue to fund our operations from borrowings permitted under our credit facility, asset sales and operating cash flows;

•	current defaults and possible future defaults under our credit facility if cash flows are less than we expect or we are unable to comply with the various covenants set forth in the credit agreement, and the possibility that we cannot obtain additional capital on acceptable terms if needed;

•	our general lack of liquidity;

•	the impact of any increase in interest rates under our credit facility either as a result of increases in the prime rate or as a result of changes in the facility, and the cost of alternative financing we may obtain, if available;

•	uncertainties caused by our inability to comply with the terms of our credit facility;

•	the outcome of pending litigation and administrative proceedings involving the Company, including the securities class action lawsuit and shareholder derivative action described herein;

•	our Detroit subsidiary’s ability to comply with the terms of the probation that was ordered as part of its plea agreement with the U.S. Attorney;

•	our ability to obtain or maintain governmental permits and approvals necessary for the operation of our facilities;

•	our ability to obtain performance bonds, letters of credit and other financial assurances required by our customers or regulatory authorities;

•	our ability to improve the profitability and increase the revenues of those businesses remaining after our recent sales of businesses;

•	our ability to retain the services of key personnel at the businesses remaining after our recent sales of businesses and at our Corporate Division;

•	changes in existing laws and regulations governing environmental protection, zoning and other matters affecting our operations;

•	existing regulations affecting disposal of hazardous and nonhazardous waste being rescinded or relaxed, governmental authorities failing to enforce these regulations or other industry participants being able to avoid or delay compliance with these regulations;

•	potential liabilities associated with the disposal of hazardous and nonhazardous wastes;

•	possible changes in our estimate of the impact of the insolvency of Reliance Insurance Company, one of our former insurance carriers;

•	possible changes in our estimate of site remediation requirements, final closure and post-closure obligations, compliance and other audit and regulatory developments;

•	the sufficiency of our insurance coverage generally and the ability of our insurers to fully and timely meet their contractual commitments;

•	the impact that our financial condition may have on our relations with customers, suppliers and employees;

•	future technological change and innovation, which could result in reduced amounts of waste being generated or alternative methods of disposal being developed; and

•	the effects of general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our financial instruments include cash and cash equivalents, accounts receivable, commutation balance of our finite risk bonding program, accounts payable, notes and capital leases payable, and debt obligations. The book value of cash and cash equivalents, accounts receivable, accounts payable and short-term notes payable are considered to be representative of fair value because of the short maturity of these instruments. We estimate that the fair value of all of our debt obligations approximated $20.8 million as of September 30, 2003.

     We do not utilize financial instruments for trading purposes and we do not hold any derivative financial instruments that could expose us to significant market risk. Our exposure to market risk for changes in interest rates relates primarily to our obligations under our revolving credit facility. As of December 10, 2003, $13.1 million had been borrowed under the revolving credit facility. As of December 10, 2003, amounts outstanding under the revolving credit facility were accruing interest at approximately 8.0% per year, excluding amortization of financing costs. A ten percent increase in short-term interest rates on the variable rate debts outstanding as of December 10, 2003 would approximate 40 basis points. Such an increase in interest rates would increase our quarterly interest expense by approximately $13,000 assuming the amount of debt outstanding remains constant.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedure:

     In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), our management evaluated, with the participation of our Chief Executive Officer and Chief Accounting Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the quarter ended September 30, 2003. Based upon their evaluation of these disclosure controls and procedures, our Chief Executive Officer and Chief Accounting Officer concluded that the disclosure controls and procedures were effective as of the end of the quarter ended September 30, 2003 to ensure that material information relating to the Company, including its consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this report was being prepared.

(b)  Changes in internal controls:

     There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regulatory Proceedings

     In the fourth quarter of 1999, the Environmental and Protection Agency (“EPA”) notified us of certain alleged violations of the Resource Conservation and Recovery Act of 1976 by our former Re-Claim Louisiana facility. Among other things, the EPA alleged that the facility accepted waste from Superfund remediation sites under the Comprehensive Environmental Response, Compensation and Liability Act that it was not permitted to accept and then improperly disposed of such waste. In July 2001, we entered into a consent agreement with the EPA resolving the EPA’s allegations. Under the terms of the consent agreement, we paid a civil penalty of $200,000 to the EPA and made certain improvements to the facility. In May 2002, we received a subpoena from the U.S. Attorney’s office in Shreveport, Louisiana seeking various documents relating to the Re-Claim Louisiana facility covering the same time frame and relating to the same activities as the EPA’s allegations described above. Based upon information available to us at the time, we believed that the U.S. Attorney’s office was conducting a criminal investigation targeting a former employee of the Re-Claim Louisiana facility. In December 2002, we received a follow-up subpoena seeking additional documentation. Shortly thereafter, we were advised by the U.S. Attorney’s office that the Company has not been ruled out as a subject of this investigation. We have cooperated, and will continue to cooperate, with the U.S. Attorney’s office in connection with its investigation. We have also been advised by the U.S. Attorney’s office in Fort Worth, Texas that it is considering bringing a civil claim against the Company under the Federal False Claims Act to remove monies paid by the federal government to the Company for processing and disposing of the allegedly unpermitted waste. We dispute that there has been any violation of the False Claims Act and intend to defend any such suit vigorously. We do not believe that the results of the investigation by the U.S. Attorney’s office in Shreveport or any such civil action by the U.S. Attorney’s office in Fort Worth will have a material adverse effect on our business, results of operations or financial condition.

     On April 29, 2003, we announced that, due to improper recording of job costs and certain other items at one of its business units, we would restate our results of operations for the years (and quarters within) ended December 31, 2002, 2001 and 2000. In connection with this announcement, we contacted the SEC, which has initiated an informal investigation of the issues leading to the restatement. The investigation is continuing and we have cooperated, and will continue to cooperate, with the SEC in this investigation.

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

     After the filing of the securities class action lawsuits and the shareholder derivative action described above, we made demand on our insurance carrier, National Union Fire Insurance Company of Pittsburgh, PA, to defend the Company and our named representatives. National Union declined to defend the Company and our named representatives and filed a declaratory action in the United States District Court for the Southern District of Texas, Houston Division to determine its legal rights under our insurance policy. The Company and National Union subsequently filed motions for summary judgment to determine whether coverage is available under the insurance policy. During the second quarter of 2003, the court granted National Union’s motion for summary judgment that it is not obligated to defend or indemnify the Company or our named representatives in the consolidated action. We have appealed the court’s ruling. All parties have filed briefs in the appeal and oral argument is currently scheduled for January 5, 2004. As noted above, proceedings in the consolidated action will continue to be suspended pending the outcome of our appeal.

     In December 2003, we agreed to settle the various claims asserted in the lawsuit that Parallel Products filed against the Company in 2000. The settlement will not have a material adverse effect on our business, results of operations or financial condition.

     From September 4, 1998 through September 3, 2000, Reliance Insurance Company or one of its affiliated companies provided casualty insurance coverage for the Company and its subsidiaries. In addition, Reliance provided similar coverage, for pre-acquisition periods, for several companies that we acquired between 1997 and 2000. During the Reliance coverage periods, various incidents occurred that resulted in claims being made against the Company for which insurance coverage was to be provided by Reliance. In some cases, the claim resulted in a lawsuit being filed against the Company. Reliance had been adjusting and/or defending these claims; however, in October 2001, Reliance was declared insolvent by the Insurance Commissioner of the State of Pennsylvania and placed into liquidation. As a result, insurance coverage is not available for any claims or lawsuits that were not resolved prior to Reliance being placed into liquidation. To the extent that insurance coverage is not available to cover settlement of a claim asserted against the Company or a judgment entered against the Company, the settlement or judgment would have to be paid by the Company. Many states have established insurance guarantee funds to pay claims insured by insolvent insurance companies; however, the amount available from such funds for a single claim is generally limited to the lesser of the amount of the insured’s coverage and a dollar amount specified by statute. During the fourth quarter of 2001, we established a reserve to cover the estimated costs to satisfy our obligations with respect to all such claims that were not resolved prior to Reliance being placed into liquidation, net of the amounts expected to be received by the Company from state insurance guarantee funds. Certain of these claims have been resolved and we have made payments totaling $0.8 million during the nine months ended September 30, 2003. We have committed to making additional payments of $0.2 million during the remainder of 2003 and $0.7 million in 2004. After reviewing the remaining known claims and considering the payments made, the reserve was $2.7 million at September 30, 2003. Management believes that the reserve is sufficient to satisfy our obligations with respect to all known claims for which insurance coverage was to be provided by Reliance; however, there can be no assurance that our actual costs will not exceed the amount reserved.

     As previously announced, during the third quarter of 2003, Earl Blackwell, our former Chief Financial Officer, obtained a $1.1 million arbitration award against the Company. After attempts to vacate the arbitrator’s award were unsuccessful, in October 2003, we entered into a settlement agreement with Mr. Blackwell. Under the terms of the settlement agreement, we made payments to Mr. Blackwell totaling $650,000 in the fourth quarter of 2003 and have committed to a final $100,000 payment in January 2004. This settlement was accrued in the second quarter of 2003.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

4.21	Seventeenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.22	Eighteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.23	Nineteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

31.1	Chief Executive Officer Certification

31.2	Chief Accounting Officer Certification

32	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On December 15, 2003, we filed a Form 8-K reporting that our common stock had begun trading on the over-the-counter “pink sheets” under the symbol “USLQ.”

On December 5, 2003, we filed a Form 8-K reporting, among other things, the extension of our credit facility and a notice of delisting from the American Stock Exchange.

On November 18, 2003, we filed a Form 8-K reporting, among other things, an update on business unit sales.

On August 14, 2003, we filed a Form 8-K reporting, among other things, financial results for the quarter ended June 30, 2003.

On August 7, 2003, we filed a Form 8-K announcing that we had completed the sale of our Oilfield Waste Division, our Beverage Division and our Romic Environmental business to ERP Environmental Services, Inc. On October 10, 2003, we filed an amendment to this Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U S LIQUIDS INC.

Date: January 6, 2004	By:	/s/William M. DeArman

William M. DeArman
Chief Executive Officer

Date: January 6, 2004	By:	/s/James C. Jackson

James C. Jackson
Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

4.21	Seventeenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.22	Eighteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

4.23	Nineteenth Amendment to Second Amended and Restated Credit Agreement among U S Liquids Inc., various financial institutions and Bank of America National Trust and Savings Association, as Agent.

31.1	Chief Executive Officer Certification

31.2	Chief Accounting Officer Certification

32	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.